Form 10QSB
period 1996-03-31
SYNCRONYS SOFTCORP
filed 1996-05-15
CIK 798077

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended: MARCH 31, 1996


                         Commission file number 0-25736


                               SYNCRONYS SOFTCORP
           (Name of Small Business Issuer as specified in Its Charter)


               NEVADA                                    33-0653223
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

         3958 INCE BOULEVARD
            CULVER CITY, CA                                90232
(Address of Principal Executive Offices)                 (Zip Code)

         Issuer's telephone number, including area code: (310) 842-9203



Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---   ---

As of May 7, 1996 there were 13,821,011 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               -----   -----

                                          TOTAL PAGES IN THIS REPORT: 20
                                          NO EXHIBITS ARE FILED WITH THIS REPORT

                               SYNCRONYS SOFTCORP
                                   FORM 10-QSB

                                Table of Contents



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS........................................3

                Balance Sheet..........................................3

                Statement of Operations
                   Three months ended March 31, 1995 and 1996..........4
                   Nine months ended March 31, 1995 and 1996...........5

                Statement of Cash Flows
                   Nine months ended March 31, 1996....................6
                   Nine months ended March 31, 1995....................7

                Notes to Financial Statements..........................8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................9


                                     PART II
                        OTHER INFORMATION AND SIGNATURES



ITEM 1.    LEGAL PROCEEDINGS...........................................16

ITEM 5.    OTHER INFORMATION...........................................19

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................19

           SIGNATURES..................................................20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                            Balance Sheet (unaudited)
                                 March 31, 1996

                                ASSETS

Current assets:
    Cash and cash equivalents                                     $ 1,932,363
    Trade accounts receivable, less allowance for doubtful
      receivables and returns of $1,585,185                            61,669
    Other receivables                                                 469,565
    Inventories                                                       327,500
    Deferred tax assets                                                39,605
    Prepaid expenses and other current assets                         306,420
                                                                  -----------

               Total current assets                                 3,137,122

Property and equipment, at cost, net                                  161,670

Note receivable                                                       220,000
                                                                  -----------

                                                                  $ 3,518,792
                                                                  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                        $ 1,474,529
    Accrued expenses                                                1,477,290
                                                                  -----------

               Total current liabilities                            2,951,819
                                                                  -----------
Stockholders' equity:
    Common stock, $.0001 par value.  Authorized 75,000,000
       shares; issued and outstanding 13,821,011 shares                 1,382
    Additional paid in capital                                      1,987,533
    Accumulated deficit                                            (1,421,942)
                                                                  -----------
               Total stockholders' equity                             566,973
                                                                  -----------

                                                                  $ 3,518,792
                                                                  ===========


See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                   Three Months Ended March 31, 1995 and 1996

                                                               1995                 1996
                                                           ------------         -----------
Net revenues                                               $    149,185             388,191

Cost of revenues                                                 12,300              24,205
                                                           ------------         -----------

           Gross profit                                         136,885             363,986
                                                           ------------         -----------
Operating expenses:
    Research and development                                    125,171             354,817
    Marketing and selling                                        51,089             741,418
    General and administrative                                  119,014           1,535,075
    Nonrecurring Charge - Recall                                   --             1,700,000
                                                           ------------         -----------

           Total operating expenses                             295,274           4,331,310
                                                           ------------         -----------

           Operating loss                                      (158,389)         (3,967,324)

Other income (expense)                                          (22,773)            219,424
                                                           ------------         -----------

           Loss before income taxes                            (181,162)         (3,747,900)

Income taxes                                                       --              (777,615)
                                                           ------------         -----------

           Net loss                                        $   (181,162)         (2,970,285)
                                                           ============         ===========

Net loss per share                                         $       (.01)               (.21)
                                                           ============         ===========
Weighted average number of common shares and common
    share equivalents used in computation of net
    loss per share                                           12,957,000          13,825,773
                                                           ============         ===========


See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                    Nine Months Ended March 31, 1995 and 1996

                                                                      1995                1996
                                                                  ------------         -----------

Net revenues                                                      $    639,629          13,708,179

Cost of revenues                                                        32,063           1,713,163
                                                                  ------------         -----------

           Gross profit                                                607,566          11,995,016
                                                                  ------------         -----------
Operating expenses:
    Research and development                                           389,575             933,160
    Marketing and selling                                              204,422           6,263,529
    General and administrative                                         206,055           2,660,667
    Nonrecurring Charge - Recall                                          --             4,200,000
                                                                  ------------         -----------

           Total operating expenses                                    800,052          14,057,356
                                                                  ------------         -----------

           Operating loss                                             (192,486)         (2,062,340)

Other income (expense)                                                 (22,736)            273,001
                                                                  ------------         -----------

           Loss before income taxes                                   (215,222)         (1,789,339)

Income taxes                                                              --                  --
                                                                  ------------         -----------

           Net loss                                               $   (215,222)         (1,789,339)
                                                                  ============         ===========


Net loss per share                                                $       (.02)               (.13)
                                                                  ============         ===========

Weighted average number of common shares and common
     share equivalents used in computation of net loss per
     share                                                          12,957,000          13,825,773
                                                                  ============         ===========

See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                       Statement of Cash Flows (unaudited)
                        Nine Months Ended March 31, 1996

Cash flows from operating activities:
    Net loss                                                                  $(1,789,339)
    Adjustments to reconcile net income to net cash provided by (used
      in) operating activities:
        Depreciation and amortization                                              53,400
        Gain on sale of subsidiary                                               (202,616)
        Decrease in deferred tax assets                                           190,395
        Increase in allowance for doubtful accounts and returns                 1,210,185
        Changes in operating assets and liabilities:
           Accounts receivable                                                    851,283
           Inventories                                                           (299,767)
           Prepaid expenses and other current assets                             (204,879)
           Accounts payable                                                     1,172,836
           Accrued expenses                                                     1,188,763
           Taxes payable                                                         (724,994)
                                                                              -----------

                  Net cash provided in operating activities                     1,445,267
                                                                              -----------

Net cash used in investing activities - capital expenditures                     (125,189)
                                                                              -----------

Net cash used in financing activities:
    Principal payments on long-term debt                                          (93,681)
                                                                              -----------

                  Net increase in cash and cash equivalents                     1,226,397

Cash and cash equivalents at beginning of period                                  705,966
                                                                              -----------

Cash and cash equivalents at end of period                                    $ 1,932,363
                                                                              ===========

Supplementary disclosures of cash flow information:
         Cash paid during the period for income taxes was $1,015,647
         No cash was paid during the period for interest

See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                       Statement of Cash Flows (unaudited)
                        Nine Months Ended March 31, 1995

Cash flows from operating activities:
    Net loss                                                          $(215,222)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                    68,653
        Net changes in operating assets and liabilities                 214,682
                                                                      ---------

                  Net cash provided by operating activities              68,113
                                                                      ---------

Net cash used in investing activities - capital expenditures            (28,202)
                                                                      ---------
Net cash used in financing activities:
     Principal payments on long-term debt                               (43,200)
                                                                      ---------

                  Net decrease in cash and cash equivalents              (3,289)

Cash and cash equivalents at beginning of period                         11,011
                                                                      ---------

Cash and cash equivalents at end of period                            $   7,722
                                                                      =========

Supplementary disclosures of cash flow information:
        No cash was paid during the period for income taxes or interest


See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                    Notes to Financial Statements (unaudited)
                             March 31, 1995 and 1996

(1)     BASIS OF PRESENTATION

        The condensed financial statements of Syncronys Softcorp (the "Company") for the nine months ended March 31, 1995 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1995. The results of operations for the three months and nine months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending June 30, 1996.

(2)     NET LOSS PER SHARE

        Net loss per share is based on the weighted average number of common and commmon equivalent shares outstanding during each period, after retroactive adjustment for stock splits, plus the shares that would be outstanding assuming exercise of dilutive stock options, which are considered common stock equivalents. Additionally, common shares issued in the merger of Seamless Software Corporation ("Seamless") into the Company have been assumed to be outstanding for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information should be read in conjunction with the financial statements and the notes thereto, as well as the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", from the Company's Annual Report on 10-KSB for its fiscal year ended June 30, 1995. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

FORWARD-LOOKING STATEMENTS

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS (INCLUDING SOFTRAM), THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL, THE EFFECT OF CHANGING ECONOMIC CONDITIONS, RISKS IN TECHNOLOGY DEVELOPMENT AND THE EFFECTS OF OUTSTANDING LITIGATION. OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S MOST RECENT FORM 10-KSB AND ITS OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

OVERVIEW

         The Company is a leading pioneer in the development of RAM compression software technology -- a technology that did not exist two to three years ago. Much like disk compression products, the early progress in RAM compression software has proven extremely challenging. Nonetheless, the Company believes that the market for RAM compression software technology, and its many potential applications, is considerable. Although the Company has been in existence since 1986, its current operations have been in place only since its merger with Seamless in May 1995. Accordingly, the Company is still in many respects subject to many of the risks and uncertainties inherent to a new enterprise. Among these is the risk that the Company's initial performance may not necessarily be indicative of its performance in the future.

         The Company's principal product, SoftRAM, began shipping in May of 1995. A substantial majority of the Company's net revenues were derived from SoftRAM during the first nine month period of FY 1996 (approximately 97%) and the Company depends on SoftRAM and related products to provide a substantial portion of the Company's future revenues. However, on October 20, 1995 the Company announced that it had identified a problem with the SoftRAM95 version for Windows 95, the net result of which is that Random Access Memory ("RAM") compression was not being delivered to the Windows 95 operating system. The Company initially addressed the problem by undertaking a program to re-sticker all product in the retail channel informing consumers that SoftRAM95 was suitable for Windows 3.1 only. As this stickering program did not result in complete coverage of all inventory, on December 18, 1995, the Company decided to avoid any potential consumer confusion and/or liability by undertaking the recall of SoftRAM95 from the retail channel. Along with the recall, the Company has put in place a comprehensive program for SoftRAM consumers (see "SoftRAM Product Recall", below). The Company is now not distributing any SoftRAM or other products, has experienced a significant reduction in revenues as a result and expects to generate no revenues until the new version of SoftRAM or other new products are put into distribution.

         The Company's development team is working on a new version of SoftRAM designed to deliver full RAM compression functionality for Windows 95 and an improved version of SoftRAM for Windows 3.1 and management anticipates concluding development during July 1996 (see "Product Development", below). However, there can be no assurance that the new version of SoftRAM or other new products will be introduced by the Company on a timely basis or that these products will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any significant period. Failure to complete or lack of demand for the new version of SoftRAM would have a material adverse effect upon the Company and such adverse effect would be severe (see "Liquidity and Capital Resources", below). In addition, if any new version of SoftRAM or other new products do not achieve a significant degree of market acceptance, the adverse consequences upon the Company would be severe.

FLUCTUATIONS IN OPERATING RESULTS

         Although the Company's revenues in the first nine month period of FY 1996 increased dramatically as compared to the same period in the prior year, there can be no assurance that, even if the Company succeeds in getting new products into distribution, such revenues will continue in the future, or that the Company's revenues and profitability will not vary significantly by quarter.

         The Company has in the second and third quarters of FY 1996 experienced a substantial decline in its operating revenues and operating results as compared to the first quarter of FY 1996 due primarily to the Company's recall of SoftRAM95 and the related expenses, and to the significantly high volume of SoftRAM95 sold into distribution channels in August and September in conjunction with the release of Windows 95. The Company expects to generate no future revenue until the new version of SoftRAM or other new products are released. There can be no assurance that SoftRAM or such other new products will be introduced on a timely basis, that they will achieve any degree of market acceptance or that they will be profitable or profitability, if any, can be sustained. Although the Company's expense levels for each quarter are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending to compensate for the expected shortfall in net revenues. However, the Company expects to generate a significant operating loss in the fourth quarter of fiscal 1996 and until such time, if any, the new version of SoftRAM or other new products are released. There can be no assurance that the adverse consequences resulting from such losses will not be severe.

         Generally, the Company believes that its operating results for any quarter are not necessarily indicative of results for any future period.

RESULTS OF OPERATIONS

Net Revenues

                                             FY 1996         Increase          FY 1995
Net Revenues      First Nine Months       $ 13,708,179   greater than 100%    $ 639,629
                  Third Quarter                388,191   greater than 100%      149,185

         The Company has derived a significant majority of its utilities software revenues from sales of SoftRAM to software distributors, computer superstores and mass merchandisers in North America. The growth in revenues during the first nine month period of FY 1996 was primarily attributable to the introduction of SoftRAM which began shipping in May of 1995 and of the Windows 95 version of SoftRAM which began shipping in August 1995. SoftRAM sales constituted roughly 97% of the Company's revenues during the first nine month period of FY 1996 and made no contribution during the first nine month period of FY 1995. Sales in the third quarter of FY 1996 declined substantially from sales in the first and second quarters due to the significant volume of SoftRAM95 sold into distribution channels in August and September in conjunction with the release of Windows 95, and to the Company's announcement that it had identified a problem with the SoftRAM95 version for Windows 95 on October 20, 1995, and its subsequent recall of SoftRAM95 towards the end of the second quarter (see "SoftRAM Product Recall", below).

Cost of Revenues

                                                  FY 1996          Increase          FY 1995
Cost of  Revenues          First Nine Months    $ 1,713,163    greater than 100%    $ 32,063
Percent of Net Revenues                              13%                               5%
                           Third Quarter        $    24,205           97%           $ 12,300
                                                      6%                               8%

         Cost of revenues consists of direct manufacturing costs for the Company's software products. Cost of revenues as a percentage of net revenues increased to 13% in the first nine month period of FY 1996, from 5% in the first nine month period of FY 1995, primarily due to the fact that the majority of the Company's net revenues in the first nine month period of FY 1996 were derived from sales of SoftRAM. SoftRAM carries a lower gross margin than the Company's other products, which comprised the Company's revenues in the first nine month period of FY 1995. Additionally, the Company recognized an additional $500,000 in cost of revenues during the first quarter of FY 1996 to reflect the anticipated costs of providing an upgrade to its Windows 95 version of SoftRAM to existing customers and for customer returns and refunds, as well as an approximately $150,000 charge to cost of revenues during the second quarter of FY 1996 to reflect the write-off of existing inventories of SoftRAM (see "SoftRAM Product Recall", below). The overall increase in the cost of revenues in the first nine month period of FY 1996 is directly attributable to the increase in net revenues.

Research and Development Expenses

                                                FY 1996          Increase         FY 1995
R & D Expenses             First Nine Months   $ 933,160    greater than 100%    $ 389,575
Percent of Net Revenues                            7%                                61%
                           Third Quarter       $ 354,817    greater than 100%    $ 125,171
                                                  91%                                84%

         Research and development expenses increased from $389,575 in the first nine month period of FY 1995 to $933,160 for the first nine month period of FY 1996. This increase is primarily attributable to expenses associated with the development of the Windows 95 version of SoftRAM and to the increase in the number of research and development projects. Although the Company's research and development expenses increased in the first nine month period of FY 1996 as compared to the same period in the prior year, as a percentage of net revenues, research and development expenses decreased to 7% from 61% due to the even greater growth in the Company's net revenues. Research and development expenses increased in the third quarter of FY 1996 as a percentage of net revenues primarily due to the decrease in net revenues for the quarter as compared to the first and second quarters. Although the Company is making efforts to adjust its spending to compensate for the expected shortfall in net revenues until the new version of SoftRAM or other new products are released, the Company expects research and development expenses to continue to increase during FY 1996 primarily due to the anticipated increase in the number of research and development staff and projects.

         In accordance with Statement of Financial Accounting Standards No. 86 (FASB 86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of the third quarter of FY 1996, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for the first nine month periods of FY 1996 or 1995 were borne directly by the Company's customers.

Marketing and Selling Expenses

                                                  FY 1996          Increase            FY 1995
M & S Expenses             First Nine Months    $ 6,263,529    greater than 100%      $ 204,422
Percent of Net Revenues                              46%                                  32%
                           Third Quarter        $   741,418    greater than 100%      $   51,089
                                                    191%                                  34%

         Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses increased in the first nine month period of FY 1996 primarily due to expenses associated with the introduction of the Windows 95 version of SoftRAM in August of 1995, and due to other expenses required to support the increase in net revenues. While sales and marketing expenses increased as a percentage of net revenues in the third quarter of FY 1996 due to the decrease in net revenues in the quarter, sales and marketing expenses decreased nearly $3 million from the second quarter as a result of the Company's efforts to adjust its spending to compensate for the shortfall in net revenues until the new version of SoftRAM or other new products are released. While the Company expects marketing and selling expenses to continue at reduced levels until the release of SoftRAM or other new products, the Company expects that additional marketing and selling expenses will be required to support the relaunch of SoftRAM and the release of other new products.

General and Administrative Expenses

                                                  FY 1996          Increase            FY 1995
G & A Expenses             First Nine Months    $ 2,660,667    greater than 100%      $ 206,055
Percent of Net Revenues                              19%                                  32%
                           Third Quarter        $ 1,535,075    greater than 100%      $ 119,014
                                                    395%                                  80%

         General and administrative expenses increased in the first nine month period of FY 1996 due primarily to legal expenses along with increases in direct and indirect expenses required to support the increase in net revenues and the new corporate structure. As a percentage of net revenue these expenses fell from 32% to 19% during the first nine month period of FY 1996 as compared to the same nine month period of FY 1995, due primarily to economies of scale - the allocation of fixed costs over a larger revenue base. From the second quarter to the third quarter of FY 1996, general and administrative expenses increased $768,875, or 100%, due primarily to increased expenses due to the facilities expansion and legal fees (see "Part II. Other Information -- Item 1. Legal Proceedings", below). General and Administrative expenses increased in the third quarter of FY 1996 as a percentage of net revenues due to the increase in expense and the decrease in net revenues for the quarter as compared to the first and second quarters. While the Company is making efforts to adjust its spending to compensate for the expected shortfall in net revenues until the new version of SoftRAM or other new products are released, the Company's general and administrative expenses are to a certain extent fixed and may be significantly affected by the fees and costs of litigation, legal and professional services and any settlements in litigation.

Nonrecurring Charge - SoftRAM Product Recall

         Although the final cost of the SoftRAM product recall cannot be estimated with any certainty, the Company has taken a one time charge of $4.2 million in FY 1996 to provide for the expected costs of this recall. See "SoftRAM Product Recall", below, for a detailed discussion of this issue.

Other Income (Expense)

                                                  FY 1996          Increase            FY 1995
Other Income (Expense)     First Nine Months    $ 273,001      greater than 100%      $ (22,736)
                                                     2%                                    4%
                           Third Quarter          219,424      greater than 100%        (22,773)
                                                     57%                                  15%

         Other income and expense consists largely of interest income and expense. Interest income increased during FY 1996 as compared to FY 1995 as a result of the increase in overall cash balances. Additionally, other income and expense for the third quarter of FY 1996 includes the approximately $200,000 gain on the sale of the Company's Autoship subsidiary (see "Part II. Item 5. Other Information - Sale of Autoship Subsidiary", below).

LIQUIDITY AND CAPITAL RESOURCES

         The working capital at March 31, 1996 was $185,303 as compared to $2,294,166 at June 30, 1995. Cash and cash equivalents increased $1,226,397 from June 30, 1995 to March 31, 1996 due to the $1,445,267 in cash provided by operating activities during the first nine month period of FY 1996. Over the same period, the Company's working capital decreased by $2.1 million due primarily to the effects of the Company's recall of its SoftRAM product (see "SoftRAM Product Recall", below, for a detailed discussion of this issue). The Company uses its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows. The Company has no plans, commitments or agreements with respect to any such transactions as of the date of this report other than those discussed below (see "Strategic Alliances").

         The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating little or no revenue and related cash flows and anticipates generating little or no revenue or cash flows until the new version of SoftRAM or other new products are released. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for two to three months. The Company generally receives cash from sales 60 to 90 days after shipping its product. Should the receipt of cash from the release of the new version of SoftRAM or other new products exceed this two to three month period the adverse consequences could well be severe. The Company is attempting to raise additional capital through debt or equity financing, and has already made preliminary inquiries to put such financing in place. However, there can be no assurance that such financing will be available in the future to meet the working capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of the new version of SoftRAM or other new products or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe.

SOFTRAM PRODUCT RECALL

         The Company announced on October 20, 1995 that it had identified a problem with the SoftRAM95 version for Windows 95, the net result of which is that Random Access Memory ("RAM") compression was not being delivered to the Windows 95 operating system. The Company initially addressed the problem by undertaking a program to re-sticker all product in the retail channel informing consumers that SoftRAM95 was suitable for Windows 3.1 only. As this stickering program did not result in complete coverage of all inventory, on December 18, 1995, the Company decided to avoid any potential consumer confusion and/or liability by undertaking the recall of SoftRAM95 from the retail channel. The Company expects that the recall will apply to approximately 150,000 to 200,000 units of SoftRAM in distribution channels on the recall date. Although the final cost of the recall cannot be estimated with any certainty, the Company has taken a one time charge to provide for the expected costs of this recall of $4.2 million. Although the Company believes that it has resources sufficient to pay these costs, the ultimate impact of recall on the Company's finances and results of operations cannot be predicted with any certainty. Further, there can be no assurances that the adverse consequences will not be severe.

         On October 20, 1995, the Company also announced a comprehensive program for SoftRAM consumers which the Company expected to mitigate the potential adverse effects to the Company arising from this problem. However, the problem resulted in several private lawsuits as well as inquiries by the New York Regional Office of the Federal Trade Commission and the Florida Attorney General's Office (see "Part II. Other Information -- Item 1. Legal Proceedings"). This problem could have a negative impact on the reputation of the Company and its products and could have an adverse effect on the Company's ability to profitably market SoftRAM96 and/or the Company's results of operations. Additionally, the problem could give rise to additional private lawsuits and inquiries and investigations by consumer and trade groups, governmental authorities, financial organizations and other investors, securities dealers and other organizations. There can be no assurance that the expense, or the other potential consequences of such private lawsuits, inquiries and investigations would not have a material adverse effect upon the Company. Additionally, there can be no assurance that the Company's efforts will mitigate potential adverse effects, or that the adverse consequences will not be severe.

PRODUCT DEVELOPMENT

         The Company's development team is working on a new version of SoftRAM designed to deliver full RAM compression functionality for Windows 95 and an improved version of SoftRAM for Windows 3.1 as well as several other new products. Management previously announced that it expected to release the new version of SoftRAM as early as December 22, 1995. However, the Company's development team has experienced unanticipated delays in developing the SoftRAM96 (which comprises both a Windows 95 and Windows 3.1 version). While developing the SoftRAM95 upgrade the Company encountered a complex series of technological challenges and identified and pursued several independent areas for substantial improvement to create a next generation of both product versions. These independent components are by nature technologically novel and more extensive than originally expected. SoftRAM96 and the SoftRAM95 upgrade are now entering the early-stage component integration and testing phases. While management is not able to predict a precise release date for the new version of SoftRAM with any certainty, it anticipates concluding development in July 1996. Certain of the Company's distributors and several software retailers have indicated a willingness to restock SoftRAM when the new version is available and is shown to deliver its full RAM compression functionality for Windows 95. However, there can be no assurance that the new version of SoftRAM or other new products will be introduced by the Company on a timely basis or that these products will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any significant period. In addition, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers. There can be no assurance that a market will develop for the Company's products, or that, if a market does develop, that such products will be profitable or that profitability, if attained, can be sustained. Failure to complete on a timely basis, or lack of demand for the new version of SoftRAM or other new products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe. In addition, if any new version of SoftRAM or other new products do not achieve a significant degree of market acceptance, the adverse consequences upon the Company would be severe.


STRATEGIC ALLIANCES

         The Company has recently formed its first two strategic alliances with software development companies, both of which have extensive expertise in performance and productivity enhancement technologies. Jump Development Group ("Jump") has licensed its award-winning RAM Charger Macintosh (Mac) memory management software to the Company for North American and European distribution. Approximately 80,000 copies of RAM Charger have been sold since its introduction and RAM Charger is currently a best selling Macintosh title in Japan. Additionally, Jump will be leading a dedicated team in the development of new Mac products for the Company. PowerPro Software, Inc. ("PowerPro") has entered into a development relationship with the Company to develop system and productivity software for the Windows utility market. PowerPro's flagship product, Quick Restart, has sold in excess of 120,000 copies since its introduction. PowerPro will be leading a dedicated team in the development of new software products for the Windows platform for the Company. There can be no assurance that the Company will generate revenue or profits as a result of the licensing agreements or development relationships with Jump and PowerPro.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

SETTLED ACTIONS

         Mobius Capital Corp. ("Mobius") (a significant shareholder of the Company), Daniel G. Taylor (an officer of the Company) and certain others commenced an action in July 1995 in the British Columbia Supreme Court against Rob Keenan, Dev Randhawa and MacKenzie Ward & Company Inc. ("MacKenzie") in which the defendants are alleged, among other things, to have engaged in an unlawful and fraudulent conspiracy to attempt to take control of Mobius. MacKenzie commenced a counterclaim on September 25, 1995 against Mobius, the Company and certain current or former officers of the Company (Mr. Taylor and Kevin P. O'Neill) and alleged that it is entitled, among other things, to a payment of shares of the Company's Common Stock, $.0001 Par Value, arising from the merger of the Company and Seamless. In the counterclaim, MacKenzie sought specific performance, unspecified damages, costs, interest and unspecified other relief. ON MAY 3, 1996 THE CLAIM AND COUNTERCLAIM WERE DISMISSED, WITHOUT COSTS TO ANY PARTY AND WITH THE CONSENT OF ALL PARTIES, BY THE SUPREME COURT OF BRITISH COLUMBIA.

         The Company, a software retailer and "Doe" defendants were named as defendants in an action commenced on November 1, 1995 by Carol Levy in the Superior Court of the State of California for Alameda County. Ms. Levy contended that advertising by the defendants of SoftRAM95 was false, deceptive and misleading. Ms. Levy sought injunctive relief, restitution, costs and attorney's fees.

         The Company and certain other parties, including several software retailers and distributors, certain officers of the Company (Rainer Poertner and Wendell Brown) and "Doe" defendants, were named as defendants in a putative class action lawsuit commenced by Douglas K. Martin and various other individuals on January 2, 1996 in the Superior Court of the State of California for Alameda County. In Mr. Martin's complaint, the putative plaintiff class was described as including all persons in the world who had purchased Syncronys and was estimated in the complaint to include more than 100,000 members. Mr. Martin contended that the defendants breached the warranty of merchantability and that the collective defendants were engaged in a conspiracy to defraud the class members through false representations related to SoftRAM. The complaint also included a claim of unfair competition. Additionally, Mr. Martin contended that some putative class members suffered damage to their computer systems as a result of their use of SoftRAM. For himself and the putative plaintiff class, Mr. Martin sought damages of an unspecified amount, punitive damages, injunctive relief, restitution, costs and attorney's fees.

         THE LEVY AND MARTIN ACTIONS WERE SETTLED TOGETHER AND WERE DISMISSED WITH PREJUDICE BY THE SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR ALAMEDA COUNTY ON MARCH 14, 1996. UNDER THE TERMS OF THE SETTLEMENT, THE PLAINTIFFS RECEIVED $250 EACH FOR A TOTAL OF $8,750 AND THE COMPANY AGREED TO PAY ATTORNEY'S FEES.

         The Company was named as defendant in a putative class action lawsuit commenced by James Marotto on December 7, 1995 in the Court of Common Pleas of Lackawanna County, Pennsylvania. In Mr. Marotto's complaint, the putative plaintiff class on whose behalf the action was brought was described as including all persons in the United States who purchased SoftRAM, SoftRAM95 or any updates thereof between March 1, 1995 and November 13, 1995, for use on any personal computer utilizing any generation of Windows software, and was estimated in the complaint to include more than 600,000 members. Mr. Marotto contended that the Company breached certain warranties relating to SoftRAM, made fraudulent misrepresentations concerning SoftRAM and SoftRAM95, and that the Company's marketing and sale of SoftRAM and SoftRAM95 comprised unlawful conduct of trade or commerce. For himself and the putative plaintiff class, Mr. Marotto sought damages of an unspecified amount (but at least $100 per class member) including punitive damages, costs and attorney's fees. THE PARTIES REACHED A SETTLEMENT AND THE PLAINTIFF'S REQUEST FOR DISMISSAL WITH PREJUDICE WAS GRANTED ON APRIL 12, 1996. PURSUANT TO THE PARTIES' SETTLEMENT, THE COMPANY HAS PAID THE REPRESENTATIVE NAMED PLAINTIFF $2,000 AND WILL PAY ATTORNEY'S FEES.

PRELIMINARILY SETTLED ACTIONS

         The Company and a software retailer were named as defendants in a putative class action lawsuit commenced by Michael R. Seigel on December 21, 1995 in the Circuit Court of Cook County, Illinois. In Mr. Seigel's complaint, the putative plaintiff class on whose behalf the action was brought was described as including all purchasers, owners, lessees, lessors or users of SoftRAM95 in the United States and the world from its date of introduction. The complaint estimated that 700,000 copies of SoftRAM95 had been sold. Mr. Seigel contended that the Company breached certain warranties relating to SoftRAM, breached its contract with purchasers and that the Company's and the software retailer's advertising and promotion of SoftRAM was an unfair method of competition, and that they made misrepresentations. Additionally, Mr. Seigel contended that the use of the Company's product caused the loss of data on his personal computer and the system to crash. For himself and the putative plaintiff class, Mr. Seigel sought damages of an unspecified amount, injunctive relief, costs and attorney's fees. THE COMPANY HAS ENTERED INTO A SETTLEMENT IN THIS CASE, WHICH THE COURT PRELIMINARILY APPROVED FEBRUARY 13, 1996. HEARING ON THE FINAL APPROVAL OF THIS SETTLEMENT IS SET FOR JUNE 24, 1996. ONCE FINALLY APPROVED THE NAMED PLAINTIFF AND CLASS MEMBERS MAY BE ENTITLED TO UP TO $400,000 IN ATTORNEY'S FEES AND THE BENEFITS UNDER THE SETTLEMENT AGREEMENT, WHICH ARE PRIMARILY AN UPGRADE OR REFUND ON SOFTRAM PRODUCTS AND COUPONS FOR SYNCRONYS PRODUCTS.

         The Company has been in contact with the New York Regional Office of the Federal Trade Commission which made an inquiry into the SoftRAM product line. THE COMPANY COOPERATED WITH THE FTC'S INQUIRIES AND RECENTLY ENTERED INTO A CONSENT DECREE WITH THE FTC. THE CONSENT DECREE WILL BECOME FINAL ONLY UPON COMMISSION APPROVAL, WHICH BY LAW MAY ONLY OCCUR AFTER PUBLICATION IN THE FEDERAL REGISTER AND AN OPPORTUNITY FOR PUBLIC COMMENT.


PENDING ACTIONS

         The Company, a retailer and a software company have been named as defendants in a putative class action commenced on February 8, 1996 by Nathaniel O'Seep in the Fifth Judicial Circuit in Marion County, Florida. In Mr. O'Seep's complaint, the putative plaintiff class on whose behalf the action is brought is described as including all persons and entities in the United States that presently own SoftRAM, which is estimated in the complaint to include approximately 700,000 members. The complaint excludes certain persons from the putative class, including the defendants, persons who have retained counsel prior to the date of filing this complaint, persons who timely opt out and persons who have given valid reasons to all of the defendants. Mr. O'Seep contends that the defendants breached certain warranties relating to SoftRAM, that the Company and the software company made misrepresentations and failed to disclose material facts in marketing and selling SoftRAM and that the Company breached its contract with purchasers. The complaint also alleges that the Company's activities constitute a violation of civil RICO under a Florida statute. Additionally, Mr. O'Seep contends that the use of the Company's product caused damage to the user's computer system. For himself and the putative plaintiff class, Mr. O'Seep is seeking damages of an unspecified amount, costs and attorney's fees.

         The Company and several software retailers have been named as defendants in an action commenced on April 1, 1996 by Henri Carnal in the Superior Court of the State of California for San Francisco County. Mr. Carnal contends that the defendants engaged in deceptive, unfair and unlawful business practices in connection with marketing SoftRAM95. Mr. Carnal is seeking injunctive relief, restitution, costs and attorney's fees.

         The Company and certain current or former officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin P. O'Neill) have been named as defendants in a putative class action lawsuit commenced by Julie Marshall on December 14, 1995 in the United States District Court, Central District of California, Western Division. In Ms. Marshall's complaint, the putative plaintiff class on whose behalf the action is brought is described as all persons who purchased Syncronys common stock between June 1, 1995 and December 7, 1995, inclusive, and suffered damages as a result thereof which is estimated in the complaint to be hundreds of persons. Excluded from the putative class are the named defendants, members of the immediate families of each defendant, any entity in which any defendant has a controlling interest, and the legal representatives, heirs, successors, predecessors in interest, or assigns of any of the defendants. Ms. Marshall contends that the individual defendants engaged in various forms of misconduct in violation of the Securities Exchange Act of 1934 and a Rule of the Securities Exchange Commission promulgated thereunder, including misrepresenting the readiness and abilities of Syncronys' products, in order to inflate the market price of Syncronys common stock, which resulted in the putative class members purchase of Syncronys common stock at artificially inflated prices. For herself and the putative plaintiff class, Ms. Marshall is seeking damages of an unspecified amount, injunctive relief and the costs and expenses of litigation including attorney's fees.

         The Florida Attorney General's Office has initiated a civil investigation relating to the SoftRAM products and served a subpoena requesting documents and information from the Company. The Company has been in contact and working with that office in an effort to resolve any concerns about SoftRAM.

         Although the Company intends to defend the above actions vigorously, the Company may decide to settle one or more actions in order to limit the expense and inconvenience associated with the defense. The Company has discussed settlement in theory in the above actions. The Company cannot predict the financial impact of the costs of defending these actions, or their settlement, with any certainty, but believes that these costs to the Company could be substantial and that the adverse consequences could be severe.

ITEM 5.  OTHER INFORMATION.

Sale of Autoship Subsidiary

         On January 15, 1996 the Company entered into an agreement with a British Columbia company (the "Purchaser") to sell the shares in its wholly owned subsidiary, Autoship Systems Corporation ("Autoship"). This agreement, as amended February 26, 1996, provides for a purchase price of approximately $440,000 which is comprised of the forgiveness of an approximately $220,000 note payable due the purchaser and cash payments over time of approximately $220,000. The transaction closed on February 29, 1996 and was approved by a committee of the Company's Board of Directors upon their evaluation of a fairness opinion issued by an independent investment firm which reviewed and evaluated the agreement and amendment.

         The Purchaser is wholly owned by Dr. Lloyd Baron, an outside member of the Company's Board of Directors who is not part of the committee of the Company's Board of Directors which approved this transaction. In March 1995, the Purchaser sold the Company an 80% interest in Autoship for consideration of approximately $245,000, comprised mainly of an approximately $220,000 note payable. Also in March 1995, the remaining 20% interest in Autoship was purchased from an unaffiliated third party for approximately $120,000 in a convertible debenture which was subsequently converted to common stock. In March 1995, Daniel G. Taylor, currently an officer and director of the Company, and Kevin O'Neill, a former officer of the Company , had an interest in the Purchaser. These interests were subsequently acquired by Dr. Baron.

         The Company believes that this transaction is in the best interests of the Company and its shareholders. Autoship is not a strategic part of the Company's business nor has it been a significant source of revenues, profits or cash for the Company. During the first eight month period of FY 1996 Autoship contributed approximately 3.8% of the Company's revenues and 1.3% of the Company's losses, and generated a net use of cash of approximately $14,000. Moreover, the Company believes that this transaction will improve its financial condition via the forgiveness of debt and the cash receipts over time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:  None filed with this report

(b) Reports filed on Form 8-K: None filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SYNCRONYS SOFTCORP
                                    (REGISTRANT)






              Date:  May 14, 1996          /S/ Barbara Velline
                                           ---------------------------
                                           Barbara Velline
                                           Vice President - Finance & Controller
                                          (Chief Financial Officer)