Form 10QSB
period 1996-09-30
SYNCRONYS SOFTCORP
filed 1996-11-14
CIK 798077

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended:  SEPTEMBER 30, 1996


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

         Issuer's telephone number, including area code: (310) 842-9203



Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
          -----     -----

As of November 7, 1996 there were 16,604,614 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                -----    -----

                                        TOTAL PAGES IN THIS REPORT:  15
                                        NO EXHIBITS ARE FILED WITH THIS REPORT

                               SYNCRONYS SOFTCORP
                                  FORM 10-QSB

                               Table of Contents


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

           Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations
             Three months ended September 30, 1995 and 1996 . . . . . . . . . . . . .   4

           Statements of Cash Flows
             Three months ended September 30, 1996 and 1995 . . . . . . . . . . . . .   5

           Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .   7


                                    PART II
                        OTHER INFORMATION AND SIGNATURES


ITEM 1.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

ITEM 5.    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .  14

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                           Balance Sheet (unaudited)
                               September 30, 1996



                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $  6,574,405
  Trade accounts receivable, net                                         147,235
  Other receivables                                                    2,000,000
  Income tax refund receivable                                           566,739
  Inventories                                                             57,441
  Prepaid expenses and other current assets                              561,737
                                                                    ------------
          Total current assets                                         9,907,557

Property and equipment, at cost, net                                     123,361
Note receivable, excluding current portion                               146,670
Unamortized debt issuance costs, excluding current portion               794,689
Amounts due from related parties, principally shareholders               148,500
                                                                    ------------
                                                                    $ 11,120,777
                                                                    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                            $    963,116
  Accrued expenses                                                     4,616,622
  Product recall liability                                             1,123,000
                                                                    ------------
          Total current liabilities                                    6,702,738
                                                                    ------------
Convertible debentures                                                11,275,180

Stockholders' deficiency:
  Common stock, $.0001 par value.  Authorized 75,000,000
    shares; issued and outstanding 15,019,293 shares                       1,502
  Additional paid in capital                                           5,076,181
  Accumulated deficit                                                (11,934,824)
                                                                    ------------
          Total stockholders' deficiency                              (6,857,141)
                                                                    ------------
                                                                    $ 11,120,777
                                                                    ============


See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                      Statements of Operations (unaudited)

                 Three Months Ended September 30, 1995 and 1996

                                                                      1995                1996
                                                                   -----------         -----------
Net revenues                                                       $10,543,174             127,192

Cost of revenues                                                     1,304,175              11,960
                                                                   -----------         -----------
        Gross profit                                                 9,238,999             115,232
                                                                   -----------         -----------
Operating expenses:
  Research and development                                             224,403             467,565
  Marketing and selling                                              1,796,366             449,901
  General and administrative                                           359,392             482,140
                                                                   -----------         -----------
        Total operating expenses                                     2,380,161           1,399,606
                                                                   -----------         -----------
        Operating profit (loss)                                      6,858,838          (1,284,374)

Other income (expense)                                                  12,757            (303,986)
                                                                   -----------         -----------
        Income (loss) before income taxes                            6,871,595          (1,588,360)

Income taxes                                                         2,748,638                -
                                                                   -----------         -----------
        Net income (loss)                                          $ 4,122,957          (1,588,360)
                                                                   ===========         ===========
Net earnings (loss) per share                                      $       .29                (.11)
                                                                   ===========         ===========
Weighted average number of common shares and common share
  equivalents used in computation of net earnings
  (loss) per share.                                                 14,411,159          15,019,293
                                                                   ===========         ===========




See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                      Statements of Cash Flows (unaudited)
                 Three Months Ended September 30, 1995 and 1996

                                                                               1995              1996
Cash flows from operating activities:
  Net income (loss)                                                         $ 4,122,957        $(1,588,360)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                                                               15,379             11,215
      Amortization of debt issuance costs                                          -                51,736
      Accrued interest on debentures                                               -               331,862
      Non-cash expense related to the issuance of stock options                    -                74,133
  Changes in operating assets and liabilities:
      Trade accounts receivable                                              (4,750,228)           (18,808)
      Other receivables                                                            -               242,236
      Income tax refund receivable                                                 -               336,373
      Inventories                                                               (17,267)           (57,441)
      Prepaid expenses and other current assets                                (632,471)           (82,410)
      Trade accounts payable                                                    597,365            (77,355)
      Accrued expenses                                                          464,927           (425,576)
      Product recall liability                                                     -            (2,238,757)
      Taxes payable                                                           2,071,906               -
                                                                            -----------        -----------
             Net cash provided (used) in operating activities                 1,872,568         (3,441,152)
                                                                            -----------        -----------

Net cash used in investing activities - capital expenditures                    (27,985)           (11,829)
                                                                            -----------        -----------
Net cash used in financing activities:
  Principal payments on long-term debt                                           (5,063)              -
                                                                            -----------        -----------

             Net increase (decrease) in cash and cash equivalents             1,839,520         (3,452,981)

Cash and cash equivalents at beginning of period                                705,966         10,027,386
                                                                            -----------        -----------
Cash and cash equivalents at end of period                                  $ 2,545,486        $ 6,574,405
                                                                            ===========        ===========

Supplementary disclosures of cash flow information:
  Cash paid during the period for income taxes                              $   715,647               -
  Cash paid during the period for interest                                         -                  -
Supplemental disclosure of non-cash activities:
  Convertible debentures including accrued interest and
  unamortized debt issuance costs converted to
  equity during period                                                             -           $ 1,940,752





See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                   Notes to Financial Statements (unaudited)

                          September 30, 1995 and 1996


(1)      BASIS OF PRESENTATION

         The condensed financial statements of Syncronys Softcorp (the "Company") for the three months ended September 30, 1995 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending June 30, 1997.



(2)      NET EARNINGS (LOSS) PER SHARE

         Net earnings per share is based on the weighted average number of common and commmon equivalent shares outstanding during each period. Common stock equivalents and convertible debentures have been excluded from the computation for the quarter ended September 30, 1996, a loss period, as their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information should be read in conjunction with the financial statements and the notes thereto, as well as the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's Annual Report on 10-KSB for its fiscal year ended June 30, 1996. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

FORWARD-LOOKING STATEMENTS

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL, THE EFFECT OF CHANGING ECONOMIC CONDITIONS, RISKS IN TECHNOLOGY DEVELOPMENT AND THE EFFECTS OF OUTSTANDING LITIGATION. OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S MOST RECENT FORM 10-KSB AND ITS OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

OVERVIEW

         The Company develops and markets software products. Products currently in retail distribution are: RAM Charger 3.0 which provides a performance boost for the Mac operating system through intelligent and more efficient memory utilization and dynamic memory allocation; MacAccess 2.0 which enables PCs to read write and format Mac floppy discs and most common removable media in Windows 3.1x and 95; and WinKrypt, an advanced Windows 95 security suite allowing the user to lock data, secure e-mail and search for intruders. RAM Charger 3.0 and MacAccess 2.0 began shipping late in the first quarter of FY 1997 and WinKrypt began shipping in early November 1996. The following products are scheduled for introduction and shipping before Christmas 1996:
Burn It!, an enhanced file deletion utility for Windows 95 and MacIntosh System 7x that overwrites the sector multiple times effectively barring its retrieval; EyeCatcher, a Windows 95 program that turns a video or PC camera into a motion-detection security system providing instant, real-time fax and e-mail "alert" delivery and/ or replay of recorded images triggered by custom pre-programmed cues or timing; CD-Speedster (PC) and CD-Speedster (Mac) which increase speed and performance on CD-ROMs under Windows 95 and 3.1x, and under MacIntosh System 7x by incorporating proprietary caching technology; and SoftRAM3.0 a system performance utility designed to boost, compress RAM and monitor system performance for Windows 95 and 3.1x. However, there can be no assurance that these new products will be released by the Company or if released, that such release will be on a timely basis.

BACKGROUND

         Although the Company has been in existence since 1986, its current operations have been in place only since its merger with Seamless in May 1995. Accordingly, the Company is still in many respects subject to many of the risks and uncertainties inherent to a new enterprise.

         The Company released SoftRAM for Windows 3.1x in late May of 1995, and SoftRAM95 for Windows 95 and 3.1x in August of 1995. This program was designed to increase the Random Access Memory ("RAM") that a personal computer ("PC") can make available to Windows applications through proprietary memory compression technology which allocates a PC's physical RAM in a manner that optimizes space and speed. A significant portion of the Company's net revenues were derived from SoftRAM during FY 1996 (approximately 96%). However, the Company announced on October 20, 1995 that it had identified a problem with SoftRAM95, the net result of which is that RAM compression was not being delivered to the Windows 95 operating system. The Company also announced a comprehensive consumer program which included refunds, extended toll-free customer assistance and a program to re-sticker all product in the retail channel informing consumers that SoftRAM95 was suitable for Windows 3.1x only. As this stickering program did not result in complete coverage of all inventory, on December 18, 1995, the Company decided to avoid any potential consumer confusion and/or liability and initiated the recall of SoftRAM95 from the retail channel.

         The Company's development team is working on a new version of SoftRAM, to be known as SoftRAM3.0, a system performance utility which is designed to boost, compress RAM and monitor system performance for Windows 95 and Windows 3.1x (see "Product Development", below). However, there can be no assurance that SoftRAM3.0 or other new products will be released by the Company on a timely basis or that, if released, these products will achieve any significant degree of market acceptance, or that such acceptance, if attained, will be
sustained for any significant period.   Failure to complete or lack of demand
for SoftRAM3.0 or other new products would have a material adverse effect upon the Company and such adverse effect would be severe (see "Liquidity and Capital Resources", below).

FLUCTUATIONS IN OPERATING RESULTS

         The Company generated a significant operating loss in the first quarter of FY 1997 and expects to generate ongoing losses, until such time, if any, new products are released and accepted in the marketplace. There can be no assurance that new products will be released by the Company, or if released that such release will be on a timely basis; or that such new products will achieve any degree of market acceptance or that such acceptance will be sustained for any significant period; or that they will be profitable or profitability, if any, can be sustained. Although the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending to compensate for the expected shortfall in net revenues until such time, if any, as new products are released and accepted by the marketplace. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. Failure to complete new products on a timely basis or if new products do not achieve a significant degree of market acceptance, could have adverse consequences upon the Company which could be severe.

         The Company has in the past experienced fluctuations in its quarterly operating results and expects such fluctuations to continue, to varying and unpredictable degrees, in the future. Factors that contribute to fluctuations in the Company's quarterly operating results include the timing of new product introductions, competitive offerings, product shipments, product returns, promotional programs, seasonality and general economic conditions. In addition, quarterly operating results are affected by changes in market acceptance and sales of existing products. Historically, seasonality has not been a significant factor for the Company and the Company generally believes that its operating results for any quarter are not necessarily indicative of results for any future period.

         Moreover, because the Company generally ships its software products within a short period after receipt of an order, it typically does not maintain a material backlog of unfilled orders. As a result, revenues in any quarter or other period are substantially dependent upon orders booked in that period. Orders booked during any particular period are substantially dependent upon numerous factors, including the scheduled release of new products and product enhancements and updates by the Company and its competitors; the release or anticipated release of complementary products by other software suppliers; market acceptance of such products, enhancements and updates; delays in customer orders in anticipation of industry developments and numerous other factors, many of which are beyond the Company's control.

         Accordingly, the Company's revenues are difficult to forecast and may vary significantly from quarter to quarter. In addition, the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

CONSOLIDATED RESULTS OF OPERATIONS

Net Revenues

                                                              FY 1996         Decrease         FY 1997
Net Revenues                               First Quarter    $10,543,174       >100 %           $127,192

         During FY 1996, the Company derived substantially all of its software revenues from sales of SoftRAM and SoftRAM95 to software distributors, computer superstores and mass merchandisers in North America. Revenues during the first quarter of FY 1996 were primarily attributable to the introduction of SoftRAM which began shipping in May of 1995 and SoftRAM95 which began shipping in August 1995. Sales for the first quarter of FY 1997 were negligible as the Company released two products late in the quarter - RAM Charger 3.0 and MacAccess 2.0 - the first products released since the Company's recall of SoftRAM95 (see "Overview", above). The Company anticipates recognizing relatively little revenues as compared to the prior year until such time, if any, new products are released and gain market acceptance.

Cost of Revenues

                                                     FY 1996       Decrease       FY 1997
Cost of  Revenues                 First Quarter    $1,304,175       >100%          $11,960
Percentage of Net Revenues                                12%                           8%

         Cost of revenues consists of direct manufacturing costs for the Company's software products. Cost of revenues as a percentage of net revenues decreased to 8% during FY 1997, from 12% in FY 1996, due in part to a change in third party manufacturers for the Company's software products. The overall decrease in the cost of revenues during the first quarter of FY 1997 is directly attributable to the decrease in net revenues.

Research and Development Expenses

                                                     FY 1996      Increase       FY 1997
Research and Development
  Expenses                        First Quarter    $224,403       >100%          $467,565
Percentage of Net Revenues                               2%                         >100%

         Research and development expenses increased from $224,403 during the first quarter of FY 1996 to $467,565 during the first quarter of FY 1997. This increase is primarily attributable to expenses associated with the development of several new products and to the increase in the number of research and development projects. Research and development expenses increased as a percentage of net revenues during the first quarter, as compared to the prior year, due to the decrease in revenues for the period. The Company expects research and development expenses to increase during the second quarter of FY 1997 due to the number of research and development staff and projects.



         In accordance with Statement of Financial Accounting Standards No. 86 (FASB 86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of the first quarter of FY 1997, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for FY 1996 or 1997 have been borne directly by the Company's customers.

Marketing and Selling Expenses

                                                     FY 1996       Decrease       FY 1997
Marketing and Selling
  Expenses                        First Quarter    $1,796,366      >100%          $449,901
Percentage of Net Revenues                                17%                        >100%

         Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses were significantly higher during the first quarter of FY 1996 as compared to the first quarter of FY 1997 due primarily to expenses associated with the introduction of SoftRAM95 in August of 1995, and due to other expenses required to support net revenues during the period. Marketing and selling expenses increased as a percentage of net revenues during the first quarter, as compared to the prior year, due to the decrease in revenues for the period. The Company anticipates that additional marketing and selling expenses will be required to support the launch of new products during FY 1997, particularly through the end of the second quarter.

General and Administrative Expenses

                                                   FY 1996        Increase       FY 1997
General and Administrative
 Expenses                         First Quarter    $359,392       >100%          $482,140
Percentage of Net Revenues                               3%                         >100%

         General and administrative expenses increased in FY 1997 due primarily to increases in direct and indirect expenses required to support the increase in research and development projects, via facilities expansion and the increased number of support and management staff. General and administrative expenses increased as a percentage of net revenues during the first quarter, as compared to the prior year, due to the decrease in revenues for the period. Although the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is making efforts to adjust spending to compensate for the expected shortfall in net revenues until new products are released.

Other Income (Expense), Net

                                                   FY 1996       Increase         FY 1997
Other Income (Expense), Net       First Quarter    $12,757       >100%           ($303,986)

         Other income and expense for the first quarter of FY 1997 consists primarily of accrued interest on convertible debentures and the amortization of the related debt issuance costs, which was partially offset by interest income. Other income and expense for the first quarter of FY 1996 consists largely of interest income and expense.

Net Income (Loss)

For the reasons outlined above the Company realized a $1,588,360 net loss during the first quarter of FY 1997 as compared to net income of $4,122,957 during the first quarter of FY 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $3,452,981 from June 30, 1996 to September 30, 1996 due primarily to the cash used in operating activities for the quarter of $3,441,152. Over the same period, the Company's working capital decreased by only $1,358,523 (from $4,563,342 at June 30, 1996 to $3,204,819 at
September 30, 1996) due primarily to the offsetting effects of the decrease in current liabilities. The Company uses its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows. The Company has no plans, commitments or agreements with respect to any such transactions as of the date of this report other than the acquisition of Veritas Technology Solutions Ltd. discussed below (see "Part II - Other Information - Item 5." below for further information).

         The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating relatively little revenue and related cash flows and anticipates this trend will continue until such time, if any, new products are released and accepted in the marketplace. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of FY 1997. The Company generally receives cash from sales 60 to 90 days after shipping its product. Should the receipt of cash from the release of new products exceed this nine month period the adverse consequences would be severe. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

PRODUCT DEVELOPMENT

         In addition to RAM Charger 3.0, MacAccess 2.0 and WinKrypt already in retail distribution, the Company has also licensed and developed several other new products including Burn It!; EyeCatcher; CD-Speedster (PC);
CD-Speedster(Mac) and SoftRAM3.0 (see "Overview" above, for descriptions of these products).

         Burn It!; EyeCatcher; CD-Speedster (PC) and CD-Speedster(Mac) are scheduled for release before Christmas 1996. However no assurance can be made as to when, or if at all, these products will be released into distribution channels. The Company has not met a series of announced release dates and targets for SoftRAM3.0 but currently anticipates shipping by Christmas 1996. The Company has released a beta version of one of the components of SoftRAM3.0 and anticipates releasing a final, internally tested, version at Fall Comdex 1996. However, as the product has not yet been fully tested and verified by external sources, there can be no assurance as to when, or if at all, SoftRAM3.0 will be released into distribution channels. Certain of the Company's distributors and several software retailers have already indicated a willingness to stock Burn It!; EyeCatcher; CD-Speedster (PC); CD-Speedster(Mac) and SoftRAM3.0 when and if available.

         There can be no assurance that new products will be released by the Company or if released, that such release will be on a timely basis; or that any products will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period; or that such products will be profitable or that profitability, if any, will be sustained. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. Failure to complete on a timely basis, or lack of demand for new products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe.

         The Company believes continued investment in research and development to develop state-of-the-art technology for incorporation into its products is required if it is to remain competitive in the marketplace. As well, the Company must also maintain good relations with PC platform, operating system and peripheral equipment vendors to enable it to develop and market competitive software products.

         The Company depends on the successful development of new products, including both new titles and the adaptation of existing titles to new platforms and technologies, to expand its product offerings and to augment revenues from products introduced in prior years that have declined in revenue prospects. The Company also depends on upgrades of existing products to lengthen the life cycle of such products. Finally, the Company must continually anticipate and adapt its products to emerging personal computer platforms and environments. If the Company's products become outdated and lose market share, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected.

         Exclusive of licensing agreements and acquisitions, the length of time required to develop the Company's products and product upgrades typically ranges from nine to 24 months, as is common in the software industry. In the past, the Company has experienced delays in the planned release of new products or product upgrades from one to 12 months as a result of completing development, product testing and quality assurance. There can be no assurance that such delays from the planned product release dates will not occur in the future. Additionally, there can be no assurance that the Company will be able to release new products on schedule or that such new products, if released, will achieve market acceptance. If a product's release is delayed, it may miss an important selling season and the Company's expected return on its investment in the product could be materially delayed or diminished.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

SETTLED ACTIONS

         The Company has been in contact with the New York Regional Office of the Federal Trade Commission which made an inquiry into the SoftRAM product line. THE COMPANY COOPERATED WITH THE FTC'S INQUIRIES AND THE COMPANY AND CERTAIN OF ITS OFFICERS (RAINER POERTNER, DANIEL G. TAYLOR AND WENDELL BROWN) ENTERED INTO A CONSENT DECREE WITH THE FTC PURSUANT TO WHICH THEY AGREED TO COMPLY WITH FTC REGULATIONS IN RESPECT TO ALL FUTURE PRODUCTS. THE CONSENT DECREE BECOME FINAL ON OCTOBER 7, 1996.

PRELIMINARILY SETTLED ACTIONS

         The Company and certain current or former directors and officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin P. O'Neill) were named as defendants in a putative class action lawsuit commenced by Julie Marshall on December 14, 1995 in the United States District Court, Central District of California, Western Division. In Ms. Marshall's complaint, the putative plaintiff class on whose behalf the action is brought was described as all persons who purchased Syncronys common stock between June 1, 1995 and December 7, 1995, inclusive, and suffered damages as a result thereof which is estimated in the complaint to be hundreds of persons. Excluded from the putative class were the named defendants, members of the immediate families of each defendant, any entity in which any defendant has a controlling interest, and the legal representatives, heirs, successors, predecessors in interest, or assigns of any of the defendants. Ms. Marshall contended that the individual defendants engaged in various forms of misconduct in violation of the Securities Exchange Act of 1934 and a Rule of the Securities Exchange Commission promulgated thereunder, including misrepresenting the readiness and abilities of Syncronys' products, in order to inflate the market price of Syncronys common stock, which resulted in the putative class members purchase of Syncronys common stock at artificially inflated prices. For herself and the putative plaintiff class, Ms. Marshall sought damages of an unspecified amount, injunctive relief and the costs and expenses of litigation including attorney's fees. THE COMPANY HAS ENTERED INTO A SETTLEMENT IN THIS CASE, WHICH THE COURT PRELIMINARILY APPROVED NOVEMBER 4, 1996. HEARING ON THE FINAL APPROVAL OF THIS SETTLEMENT IS SET FOR JANUARY 27, 1997. ONCE FINALLY APPROVED, PURSUANT TO THE TERMS OF THE SETTLEMENT WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE DEFENDANTS WOULD PAY $3.25 MILLION IN FULL SATISFACTION OF THE ACTION, INCLUSIVE OF ATTORNEYS FEES AND ALL COSTS ASSOCIATED WITH THE ADMINISTRATION OF THE SETTLEMENT. THE COMPANY'S PRIMARY DIRECTOR'S AND OFFICER'S INSURANCE CARRIER HAS AGREED TO CONTRIBUTE UP TO $2 MILLION TO THE SETTLEMENT. THE COMPANY'S EXCESS DIRECTOR'S AND OFFICER'S INSURANCE CARRIER HAS AGREED TO CONTRIBUTE UP TO $1.25 MILLION TO THE SETTLEMENT, BUT HAS PRESERVED ITS COVERAGE DEFENSES AND BROUGHT A DECLARATORY ACTION AGAINST THE COMPANY ON OCTOBER 1, 1996 TO RECOVER ITS CONTRIBUTIONS (SEE "PENDING LITIGATION" BELOW). PURSUANT TO THE COURT'S PRELIMINARY APPROVAL OF THE SETTLEMENT, THE INSURERS ARE TO FUND THE SETTLEMENT ACCOUNT BY NOVEMBER 14, 1996.

         The Florida Attorney General's Office initiated a civil investigation relating to the SoftRAM products and served a subpoena requesting documents and information from the Company. The Company has been in contact and working with that office in an effort to resolve any concerns about SoftRAM. THE FLORIDA ATTORNEY GENERAL'S OFFICE AND THE COMPANY HAVE BEEN ENGAGED IN SETTLEMENT DISCUSSIONS. THE PARTIES ARE CONTINUING WORK ON THE SETTLEMENT.

PENDING ACTIONS

         The Company and certain current or former directors and officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin O'Neill) have been named as defendants in a complaint for declaratory relief filed on October 1, 1996 in United States District Court for the Central District of California by Agricultural Excess & Surplus Insurance Company ("AESIC"). The complaint seeks a declaration that AESIC is not obligated under its directors and officers' insurance policy to indemnify any of the defendants for any amounts incurred with the Marshall, Martin, Carnal, Levy, O'Seep, Seigel and Marotto matters. AESIC also seeks a declaration that it is entitled to recoup all amounts expended to fund the settlement of the Marshall litigation.

         The Company intends to defend the above action vigorously, and to file a counterclaim for bad faith against AESIC. The Company cannot predict the financial impact of the costs of this litigation with any certainty, but believes that such costs could be substantial.

ITEM 5.  OTHER INFORMATION.

ACQUISITION OF SOFTWARE DEVELOPMENT COMPANY

         The Company recently entered into an agreement to acquire an Israeli software developer, Veritas Technology Solutions Ltd., whose development expertise and product roster is complimentary to the Company's development and marketing strengths. This transaction would provide for a share swap whereby the developer would become a wholly owned subsidiary of the Company. This transaction is subject to due diligence, various governmental approvals and other conditions, and accordingly, there can be no assurance that this transaction will be consummated.

RESTRUCTURING TERMS OF CONVERTIBLE DEBENTURES

         The Company amended $7.81 million of the $10 million in convertible debentures outstanding as of October 14, 1996. Under the terms of that amendment, $7.81 million of the debentures are prohibited from being converted into Syncronys common stock for 150 days. Thereafter, fifteen percent of such $7.81 million of debentures may convert into Syncronys common stock in each month following the expiration of the 150 day period, with the last such debentures convertible only in the month beginning 331 days after the amendment became effective. Additionally, the fixed-price element of the conversion formula has been changed to $3.50, and the corresponding warrant strike price has been changed to $5.22. All other terms remain unchanged.

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


                                        SYNCRONYS SOFTCORP

                                        (REGISTRANT)




Date:  November 14, 1996                /s/ Barbara Velline
                                        _______________________________
                                        Barbara Velline
                                        Chief Financial Officer