Form 10QSB
period 1996-12-31
SYNCRONYS SOFTCORP
filed 1997-02-14
CIK 798077

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended:  DECEMBER 31, 1996


                         Commission file number 0-25736


                               SYNCRONYS SOFTCORP
          (Name of Small Business Issuer as specified in Its Charter)


              NEVADA                                     33-0653223
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

        3958 INCE BOULEVARD
          CULVER CITY, CA                                90232
   (Address of Principal Executive Offices)           (Zip Code)

         Issuer's telephone number, including area code: (310) 842-9203



Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

As of February 7, 1997 there were 19,260,401 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                ----    ----
                              TOTAL PAGES IN THIS REPORT:  32
                              EXHIBITS ARE INDEXED AT PAGE 16

                               SYNCRONYS SOFTCORP
                                  FORM 10-QSB

                               Table of Contents





                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   3

                Balance Sheet . . . . . . . . . . . . . . . . . . . . . .   3

                Statement of Operations
                   Three months ended December 31, 1995 and 1996  . . . .   4
                   Six months ended December 31, 1995 and 1996  . . . . .   5

                Statement of Cash Flows
                   Six months ended December 31, 1995 and 1996  . . . . .   6

                Notes to Financial Statements . . . . . . . . . . . . . .   7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .   8


                                    PART II
                        OTHER INFORMATION AND SIGNATURES



ITEM 1.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 5.    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .   16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   16

                SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .   17






                                    2 of 17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                           Balance Sheet (unaudited)
                               December 31, 1996

                               ASSETS

 Current assets:
    Cash and cash equivalents                                        $   4,525,682
    Trade accounts receivable, net                                         176,765
    Income tax refund receivable                                           566,739
    Inventories                                                            153,093
    Prepaid expenses and other current assets                              900,565
                                                                     -------------

                Total current assets                                     6,322,844

 Property and equipment, at cost, net                                      122,115
 Note receivable, excluding current portion                                 97,780
 Unamortized debt issuance costs, excluding current portion                451,499
 Goodwill                                                                  400,000
 Amounts due from related parties, principally shareholders                148,500
                                                                     -------------
                                                                     $   7,542,738
                                                                     =============
              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current liabilities:
    Trade accounts payable                                           $   1,166,952
    Accrued expenses                                                     2,111,220
    Product recall liability                                               845,156
                                                                     -------------

                Total current liabilities                                4,123,328
                                                                     -------------

 Convertible debentures                                                  9,395,865

 Stockholders' deficiency:
    Common stock, $.0001 par value.  Authorized
      75,000,000 shares; issued and outstanding
      17,233,344 shares                                                      1,723
    Additional paid in capital                                           7,548,988
    Accumulated deficit                                                (13,527,166)
                                                                     -------------


                Total stockholders' deficiency                          (5,976,455)
                                                                     -------------
                                                                     $   7,542,738
                                                                     =============





 See accompanying notes to financial statements



                                    3 of 17

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                 Three Months Ended December 31, 1995 and 1996

                                                                         1995                  1996
                                                                     -------------        -------------
 Net revenues                                                        $   2,776,814              606,020

 Cost of revenues                                                          384,783              133,618
                                                                     -------------        -------------

            Gross profit                                                 2,392,031              472,402
                                                                     -------------        -------------
 Operating expenses:
    Research and development                                               353,940              741,820
    Marketing and selling                                                3,725,745            1,082,731
    General and administrative                                             766,200              719,066
    Nonrecurring Charge - Recall                                         2,500,000                -
                                                                     -------------        -------------
            Total operating expenses                                     7,345,885            2,543,617
                                                                     -------------        -------------
            Operating loss                                              (4,953,854)          (2,071,215)

 Other income and expenses:
    Interest income                                                         41,660               74,803
    Interest expense                                                          (840)            (261,822)
    Income from insurance settlement                                       -                    750,000
    Other, net                                                             -                    (84,108)
                                                                     -------------        -------------
            Total other income and expenses                                 40,820              478,873
                                                                     -------------        -------------
            Loss before income taxes                                    (4,913,034)          (1,592,342)

 Income tax (benefit) expense                                           (1,971,023)               -
                                                                     -------------        -------------
            Net loss                                                 $  (2,942,011)          (1,592,342)
                                                                     =============        =============

 Net loss per share                                                  $        (.21)                (.09)
                                                                      =============        =============

 Weighted average number of common shares and common share equivalents used in computation of net loss per share.

                                                                        14,411,159           17,233,344
                                                                     =============        =============

 See accompanying notes to financial statements



                                    4 of 17

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                  Six Months Ended December 31, 1995 and 1996

                                                                          1995                1996
                                                                     -------------        -------------
 Net revenues                                                        $  13,319,988              733,212

 Cost of revenues                                                        1,688,958              145,578
                                                                     -------------        -------------

            Gross profit                                                11,631,030              587,634
                                                                     -------------        -------------

 Operating expenses:
    Research and development                                               578,343            1,209,385
    Marketing and selling                                                5,522,111            1,532,632
    General and administrative                                           1,125,592            1,201,206
    Nonrecurring Charge - Recall                                         2,500,000                -
                                                                     -------------        -------------

            Total operating expenses                                     9,726,046            3,943,223
                                                                     -------------        -------------

            Operating income (loss)                                      1,904,984           (3,355,589)

 Other income and expenses:
    Interest income                                                         48,058              154,415
    Interest expense                                                        (1,525)            (593,684)
    Income from insurance settlement                                       -                    750,000
    Other, net                                                               7,044             (135,844)
                                                                     -------------        -------------

            Total other income and expenses                                 53,577              174,887
                                                                     -------------        -------------

            Income (loss) before income taxes                            1,958,561           (3,180,702)

 Income tax expense                                                        777,615                -
                                                                     -------------        -------------

            Net income (loss)                                        $   1,180,946           (3,180,702)
                                                                     =============       ==============


 Net earnings (loss) per share                                       $         .08                 (.19)
                                                                     =============       ==============

 Weighted average number of common shares and common share
  equivalents used in computation of net earnings(loss)
  per share.                                                            14,411,159           17,233,344
                                                                     =============       ==============


 See accompanying notes to financial statements






                                    5 of 17

                               SYNCRONYS SOFTCORP

                      Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 1995 and 1996

                                                                                   1995                1996
                                                                              -------------       -------------
 Cash flows from operating activities:
    Net income (loss)                                                         $   1,180,946       $  (3,180,702)
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
          Depreciation and amortization                                              51,647             158,783
          Accrued interest on debentures                                                  -             593,684
          Non-cash expense related to the issuance of stock options                       -             195,518
          Other                                                                           -            (157,962)
    Changes in operating assets and liabilities:
          Trade accounts receivable                                               1,146,782             (48,338)
          Other receivables                                                               -           2,242,236
          Income tax refund receivable                                                    -             336,373
          Inventories                                                              (299,767)           (153,093)
          Prepaid expenses and other current assets                                (278,698)           (193,958)
          Note receivable                                                                 -              48,890
          Trade accounts payable                                                    909,365             126,481
          Accrued expenses                                                       (1,407,596)         (2,930,978)
          Product recall liability                                                2,500,000          (2,516,601)
          Taxes payable                                                            (416,994)                  -
                                                                              -------------       -------------
                  Net cash provided (used) in operating activities                3,385,685          (5,479,667)
                                                                              -------------       -------------

 Net cash (used) provided by investing activities:
          Capital expenditures                                                     (195,480)            (22,037)
                                                                              -------------       -------------

 Net cash used in financing activities:
          Principal payments on long-term debt                                      (10,156)                  -
                                                                              -------------       -------------

 Net increase (decrease) in cash and cash equivalents                             3,180,049          (5,501,704)
 Cash and cash equivalents at beginning of period                                   705,966          10,027,386
                                                                              -------------       -------------

 Cash and cash equivalents at end of period                                   $   3,886,015       $   4,525,682
                                                                              =============       =============

 Supplementary disclosures of cash flow information:
          Cash paid during the period for income taxes                        $   1,015,647                   -
          Cash paid during the period for interest                                        -                   -
 Supplemental disclosure of non-cash activities:
          Convertible debentures including accrued interest and
              unamortized debt issuance costs converted to
              equity during period                                                        -       $   3,892,395
          Acquisition of Veritas Technology Solutions Ltd. -  a stock for stock purchase recorded at the fair market value of
              shares issued on the date of issuance                                       -             400,000



 See accompanying notes to financial statements



                                    6 of 17

                               SYNCRONYS SOFTCORP

                   Notes to Financial Statements (unaudited)
                           December 31, 1995 and 1996

(1)      BASIS OF PRESENTATION

         The condensed financial statements of Syncronys Softcorp (the "Company") for the six months ended December 31, 1995 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1996. The results of operations for the three months and six months ended December 31, 1996 are not necessarily indicative of the results for the entire year ending June 30, 1997.

(2)      NET EARNINGS (LOSS) PER SHARE

         Net earnings per share is based on the weighted average number of common and commmon equivalent shares outstanding during each period. Common stock equivalents and convertible debentures have been excluded from the computation for the three and six months ended December 31, 1996, loss periods, as their inclusion would be anti-dilutive.





                                    7 of 17

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

OVERVIEW

         The Company develops and markets software products. Products currently in retail distribution are: (1) RAM Charger 3.0 which provides a performance boost for the Mac operating system through intelligent and more efficient memory utilization and dynamic memory allocation; (2) MacAccess 2.0 which enables PCs to read, write and format Mac floppy discs and most common removable media in Windows 3.1x and 95; (3) WinKrypt, an advanced Windows 95 security suite allowing the user to lock data, secure e-mail and search for intruders; (4) Burn It!, an enhanced file deletion utility for Windows 95 and MacIntosh System 7x that overwrites the sector multiple times effectively barring its retrieval; and (5) & (6) CD-Speedster (PC) and CD-Speedster (Mac) which increase speed and performance of CD-ROMs under Windows 95 and 3.1x, and under MacIntosh System 7x by incorporating proprietary caching technology. RAM Charger 3.0 and MacAccess 2.0 began shipping late in the first quarter of FY 1997. WinKrypt, and Burn It! began shipping in November 1996. CD-Speedster
(PC) and CD-Speedster (Mac) began shipping in January 1997.

         The following products are scheduled for introduction and shipping before the end of the third fiscal quarter: Windrenalin HD, a patented software product that adds instant hard drive acceleration to PCs operating under Windows 95; and SoftRAM3.0, a system performance utility designed to accelerate CD-ROM data access, compress data in RAM and monitor system performance for Windows 95 and 3.1x. In order to focus its resources on the release and development of the products discussed above, the Company has postponed until the spring the release date of EyeCatcher, a Windows 95 program that turns a video or PC camera into a motion-detection security system providing instant, real-time fax and e-mail "alert" delivery and/ or replay of recorded images triggered by custom pre-programmed cues or timing. There can be no assurance that these new products will be released by the Company or if released, that such release will be on a timely basis.





                                    8 of 17

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

         The Company's development team is working on a new version of SoftRAM, to be known as SoftRAM3.0, a system performance utility which is designed to accelerate CD-ROM data access, compress data in RAM and monitor system performance for Windows 95 and Windows 3.1x (see "Product Development", below). However, there can be no assurance that SoftRAM3.0 or other new products will be released by the Company on a timely basis or that, if released, these products will achieve any significant degree of market acceptance, or that such acceptance, if attained, will be sustained for any significant period.
Failure to complete or lack of demand for SoftRAM3.0 or other new products would have a material adverse effect upon the Company and such adverse effect would be severe (see "Liquidity and Capital Resources", below).

FLUCTUATIONS IN OPERATING RESULTS

         The Company generated a significant operating loss in the first and second quarters of FY 1997 and expects to generate ongoing losses, until such time, if any, new products are released and accepted in the marketplace. There can be no assurance that new products will be released by the Company, or if released that such release will be on a timely basis; or that such new products will achieve any degree of market acceptance or that such acceptance will be sustained for any significant period; or that they will be profitable or profitability, if any, can be sustained. Although the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and gain market acceptance. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. Failure to complete new products on a timely basis or if new products do not achieve a significant degree of market acceptance, would have adverse consequences upon the Company which could be severe.

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





                                    9 of 17

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

         Accordingly, the Company's revenues are difficult to forecast and may vary significantly from quarter to quarter. In addition the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

RESULTS OF OPERATIONS

Net Revenues

                                                       FY 1996      (Decrease)        FY 1997
                                                       -------      ----------       --------
Net Revenues              First Six Months           $ 13,319,988      (94)%         $ 733,212
                          Second Quarter                2,776,814      (78)%           606,020

         During FY 1996, the Company derived substantially all of its software revenues from sales of SoftRAM and SoftRAM95 to software distributors, computer superstores and mass merchandisers in North America. Revenues during the first six months of FY 1996 were primarily attributable to the introduction of SoftRAM which began shipping in May of 1995 and SoftRAM95 which began shipping in August 1995. Revenues for the first six months of FY 1997 were negligible as the Company released two products late in first quarter (RAM Charger 3.0 and MacAccess 2.0) and two products in November 1996 (WinKrypt and Burn It!) - the first products released since the Company's recall of SoftRAM95 (see "Overview", above). The Company anticipates recognizing relatively little revenues as compared to the prior year until such time, if any, new products are released and gain market acceptance.

Cost of Revenues

                                                      FY 1996       (Decrease)        FY 1997
                                                     --------        ---------       --------
Cost of Revenues          First Six Months         $ 1,688,958         (91)%         $145,578
Percent of Net Revenues                                     13%                            20%
                          Second Quarter          $    384,783         (65)%         $133,618
                                                            14%                            22%

         Cost of revenues consists of direct manufacturing costs and royalty expenses for the Company's software products. Cost of revenues as a percentage of net revenues increased to 20% during FY 1997, from 13% in FY 1996, due primarily to royalty expenses associated with certain of the Company's software products. No royalty expenses were incurred during FY1996. The overall decrease in the cost of revenues during the first six months of FY 1997 is directly attributable to the decrease in net revenues.





                                    10 of 17

Research and Development Expenses

                                                    FY 1996         Increase       FY 1997
                                                    -------         --------       -------
R & D Expenses            First Six Months        $ 578,343           >100%       $1,209,385
Percent of Net Revenues                                   4%                            >100%
                          Second Quarter          $ 353,940           >100%       $  741,820
                                                         13%                            >100%

         Research and development expenses increased from $578,343 during the first six months of FY 1996 to $1,209,385 during the first six months of FY 1997. This increase is primarily attributable to expenses associated with the development of several new products and to the increase in the number of research and development projects. Research and development expenses increased as a percentage of net revenues during the first six months, as compared to the prior year, due to the decrease in revenues for the period. The Company expects research and development expenses will be maintained near the current level for the balance of FY 1997 due to the number of research and development staff and projects and the acquisition of Veritas Technology Solutions Ltd. (see "Part II - Other Information - Item 5." below for further information).

         In accordance with Statement of Financial Accounting Standards No. 86 (FASB 86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of the second quarter of FY 1997, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for FY 1996 or 1997 have been borne directly by the Company's customers.

Marketing and Selling Expenses


                                                    FY 1996         (Decrease)        FY 1997
                                                   --------          ---------        -------
M & S Expenses            First Six Months        $ 5,522,111          (72)%        $ 1,532,632
Percent of Net Revenues                                    41%                             >100%
                          Second Quarter          $ 3,725,745          (71)%        $ 1,082,731
                                                          134%                             >100%

         Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses were significantly higher during the first six months of FY 1996 as compared to the first six months of FY 1997 due primarily to expenses associated with the introduction of SoftRAM95 in August of 1995 and related marketing expenses throughout the period. Marketing and selling expenses increased as a percentage of net revenues during the first six months of FY 1997, as compared to the prior year, due to the decrease in revenues for the period. The Company anticipates that significant marketing and selling expenses will be required to support the launch of new products during the balance of FY 1997.





                                    11 of 17

General and Administrative Expenses

                                                                      Increase
                                                     FY 1996        (Decrease)        FY 1997
                                                     -------        ----------        -------
G & A Expenses            First Six Months        $ 1,125,592           7%          $ 1,201,206
Percent of Net Revenues                                     8%                             >100%
                          Second Quarter          $   766,200          (6)%         $   719,066
                                                           28%                             >100%

         General and administrative expenses increased in FY 1997 due primarily to increases in direct and indirect expenses required to support the increase in research and development projects, via facilities expansion and the increased number of support and management staff. General and administrative expenses increased as a percentage of net revenues during the first six months of FY 1997, as compared to the prior year, due to the decrease in revenues for the period. Although the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and gain market acceptance.

Other Income (Expense), net

                                                    FY 1996         Increase              FY 1997
                                                    -------         ---------             -------
Other Income (Expense),   First Six Months         $ 53,577           >100%              $ 174,887
  net
                          Second Quarter             40,820           >100%                478,873


         Other income and expense for the first six months of FY 1997 consists primarily of interest income and an insurance settlement, which were partially offset by accrued interest on convertible debentures and the amortization of the related debt issuance costs. Other income and expense for the first six months of FY 1996 consists largely of interest income and expense.

Net Income (Loss)

For the reasons outlined above the Company realized a $3,180,702 net loss during the first six months of FY 1997 as compared to net income of $1,180,946 during the first six months of FY 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $5,501,704 from June 30, 1996 to December 31, 1996 due primarily to the cash used in operating activities for the six month period of $5,479,667. Over the same period, the Company's working capital decreased by only $2,363,826 (from $4,563,342 at June 30, 1996 to $2,199,516 at December 31, 1996) due primarily to the offsetting effects of the decrease in current liabilities. The Company uses its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows. The Company has no plans, commitments or agreements with respect to any such transactions as of the date of this report other than those discussed below (see "Part II - Other Information - Item 5." for further information).





                                    12 of 17

         The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating relatively little revenue and related cash flows and anticipates this trend will continue until such time, if any, new products are released and accepted in the marketplace. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of FY 1997. The Company generally receives cash from sales 60 to 90 days after shipping its product. Should the receipt of cash from the release of new products exceed this six month period the adverse consequences would be severe. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. The generation of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

PRODUCT DEVELOPMENT

         In addition to RAM Charger 3.0, MacAccess 2.0, WinKrypt, Burn It! and CD-Speedster (PC) & CD-Speedster(Mac) already in retail distribution, the Company has also developed and licensed several other new products including Windrenalin HD, SoftRAM3.0 and EyeCatcher (see "Overview" above, for descriptions of these products).

         Windrenalin HD and SoftRAM3.0 are scheduled for release before the end of the third fiscal quarter. The Company has targeted a spring release date for EyeCatcher. No assurance can be made as to when, or if at all, these products will be released into distribution channels. The Company has not met previously announced release dates and targets for SoftRAM3.0. The Company has completed the Windows 3.1 component of SoftRAM3.0 and posted it as a patch file on its website for previous SoftRAM and SoftRAM95 (W3.1) users only. However, the Windows 95 component of the product has not yet been fully tested and verified by external sources. Accordingly, there can be no assurance as to when, or if at all, SoftRAM3.0 will be released into distribution channels. Certain of the Company's distributors and several software retailers have already indicated a willingness to stock Windrenalin HD, SoftRAM3.0 and EyeCatcher when and if available.

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

         The Company believes continued investment in research and development to develop state-of-the-art technology for incorporation into its products is required if it is to remain competitive in the marketplace. As well, the Company must also maintain good relations with PC platform, operating system and peripheral equipment vendors to enable it to develop competitive software products.





                                    13 of 17

         The Company depends on the successful development of new products, including new titles and the adaptation of existing titles to new platforms and technologies, to expand its product offerings and to augment revenues from products introduced in prior years that have declined in revenue prospects.
The Company also depends on upgrades of existing products to lengthen the life cycle of such products. Finally, the Company must continually anticipate and adapt its products to emerging personal computer platforms and environments.
If the Company's products become outdated and lose market share, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected.

         Exclusive of licensing agreements and acquisitions, the length of time required to develop the Company's products and product upgrades typically ranges from nine to 24 months, as is common in the software industry. In the past, the Company has experienced delays in the planned release of new products or product upgrades from one to 15 months as a result of completing development, product testing and quality assurance. There can be no assurance that such delays from the planned product release dates will not occur in the future. Additionally, there can be no assurance that the Company will be able to release new products on schedule or that such new products, if released, will achieve market acceptance. If a product's release is delayed, it may lose market position and the Company's expected return on its investment in the product could be materially delayed or diminished.

















                                    14 of 17

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


SETTLED ACTIONS

         The Company and certain current or former directors and officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin P. O'Neill) were named as defendants in a putative class action lawsuit commenced by Julie Marshall on December 14, 1995 in the United States District Court, Central District of California, Western Division. In Ms. Marshall's complaint, the putative plaintiff class on whose behalf the action is brought was described as all persons who purchased Syncronys common stock between June 1, 1995 and December 7, 1995, inclusive, and suffered damages as a result thereof which is estimated in the complaint to be hundreds of persons. Excluded from the putative class were the named defendants, members of the immediate families of each defendant, any entity in which any defendant has a controlling interest, and the legal representatives, heirs, successors, predecessors in interest, or assigns of any of the defendants. Ms. Marshall contended that the individual defendants engaged in various forms of misconduct in violation of the Securities Exchange Act of 1934 and a Rule of the Securities Exchange Commission promulgated thereunder, including misrepresenting the readiness and abilities of Syncronys' products, in order to inflate the market price of Syncronys common stock, which resulted in the putative class members purchase of Syncronys common stock at artificially inflated prices. For herself and the putative plaintiff class, Ms. Marshall sought damages of an unspecified amount, injunctive relief and the costs and expenses of litigation including attorney's fees. THE COMPANY HAS ENTERED INTO A SETTLEMENT IN THIS CASE, WHICH THE COURT APPROVED JANUARY 27, 1997. PURSUANT TO THE TERMS OF THE SETTLEMENT WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE DEFENDANTS PAID $3.25 MILLION IN FULL SATISFACTION OF THE ACTION, INCLUSIVE OF ATTORNEYS FEES AND ALL COSTS ASSOCIATED WITH THE ADMINISTRATION OF THE SETTLEMENT. THE COMPANY'S PRIMARY DIRECTOR'S AND OFFICER'S INSURANCE CARRIER CONTRIBUTED $2 MILLION TO THE SETTLEMENT. THE COMPANY'S EXCESS DIRECTOR'S AND OFFICER'S INSURANCE CARRIER CONTRIBUTED $1.25 MILLION TO THE SETTLEMENT, BUT HAS PRESERVED ITS COVERAGE DEFENSES AND BROUGHT A DECLARATORY ACTION AGAINST THE COMPANY ON OCTOBER 1, 1996 TO RECOVER ITS CONTRIBUTIONS (SEE "PENDING LITIGATION" BELOW).

PRELIMINARILY SETTLED ACTIONS

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














                                    15 of 17

PENDING ACTIONS

         The Company and certain current or former directors and officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin O'Neill) have been named as defendants in a complaint for declaratory relief filed on October 1, 1996 in United States District Court for the Central District of California by Agricultural Excess & Surplus Insurance Company ("AESIC"). The complaint seeks a declaration that AESIC is not obligated under its directors and officers' insurance policy to indemnify any of the defendants for any amounts incurred with the Marshall, Martin, Carnal, Levy, O'Seep, Seigel and Marotto matters (see the Company's Annual Report on 10-KSB for its fiscal year end June 30, 1996 "Item 3 - Legal Proceedings" for a detailed discussion of each of these matters). AESIC also seeks a declaration that it is entitled to recoup all amounts expended to fund the settlement of the Marshall litigation (see " Settled Actions" above).

         The Company intends to defend the above action vigorously and has filed a counterclaim for bad faith against AESIC and a third party complaint against the brokers. The Company cannot predict the financial impact of the costs of this litigation with any certainty, but believes that such costs could be substantial.

ITEM 5.  OTHER INFORMATION.

ACQUISITION OF SOFTWARE DEVELOPMENT COMPANY

         On December 5, 1996, the Company issued 400,000 shares of its Common stock, $.0001 par value, pursuant to Regulation S to the shareholders of Veritas Technology Solutions Ltd. ("Veritas"), an Israeli software developer whose development expertise and product roster is complimentary to the Company's development and marketing strengths. The shares were issued as consideration for the acquisition of 100% of the shares outstanding of Veritas pursuant to a Share Exchange Agreement among the Company, Veritas and the shareholders of Veritas. Pursuant to the terms of the agreement, half of the shares issued in conjunction with the acquisition may not be sold prior to January 27, 1998.

         The Company accounted for this transaction as a purchase. The fair value of the shares on the date of issuance were recorded as goodwill subject to the Company's full evaluation of the assets acquired, and will be amortized over no more than a five year period. Final closing of this transaction took place on January 27, 1997. There can be no assurance that the Company will generate revenues or profits as a result of this acquisition.

LICENSING AGREEMENT WITH ACCELERATION SOFTWARE

         The Company has recently entered into a licensing agreement with Acceleration Software International Corporation ("Acceleration Software") to publish and market Windrenalin HD, a patented software product that adds instant hard drive acceleration to PCs operating under Windows 95. Under the terms of the agreement the Company has guaranteed cumulative minimum royalty payments to Acceleration Software of $850,000 by May of 1998, of which the Company has advanced $250,000. There can be no assurance that the Company will generate revenues or profits as a result of this licensing agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits: 10.1 - Agreement dated December 8, 1996 among Syncronys Softcorp and Acceleration Software International Corporation
      - page 18

(b) Reports filed on Form 8-K: During the second quarter of FY1997 the Company filed one report on Form 8-K dated December 19, 1996, to report under
      Item 9 the sales of equity securities pursuant to Regulation S in conjunction with the acquisition of Veritas Technology Solutions Ltd., an Israeli corporation.





                                    16 of 17

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   SYNCRONYS SOFTCORP
                                                       (REGISTRANT)





      Date:  February 14, 1996                     /s/ Barbara Velline
                                                   Barbara Velline
                                                   Chief Financial Officer

















                                    17 of 17