Form 10QSB/A
period 1996-12-31
SYNCRONYS SOFTCORP
filed 1997-05-05
CIK 798077

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A
                                ---------------
                                Amendment No. 1
                                ---------------


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




                                    1 of 17

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


EXPLANATORY NOTE

        This 10-QSB/A is being filed to amend the report on Form 10-QSB for the period ended December 31, 1996 in response to comments received from the SEC with regards to a confidential treatment request for portions of Exhibit 10.1. The amended report reflects amended disclosure items only, see "Part II" below. There are no changes to the financial statements.




                                    2 of 17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                           Balance Sheet (unaudited)
                               December 31, 1996

                               ASSETS

 Current assets:
   Cash and cash equivalents                                       $  4,525,682
   Trade accounts receivable, net                                       176,765
   Income tax refund receivable                                         566,739
   Inventories                                                          153,093
   Prepaid expenses and other current assets                            900,565
                                                                   ------------
                Total current assets                                  6,322,844

 Property and equipment, at cost, net                                   122,115
 Note receivable, excluding current portion                              97,780
 Unamortized debt issuance costs, excluding
   current portion                                                      451,499
 Goodwill                                                               400,000
 Amounts due from related parties,
   principally shareholders                                             148,500
                                                                   ------------
                                                                   $  7,542,738
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current liabilities:
    Trade accounts payable                                         $  1,166,952
    Accrued expenses                                                  2,111,220
    Product recall liability                                            845,156
                                                                   ------------
                Total current liabilities                             4,123,328
                                                                   ------------
 Convertible debentures                                               9,395,865

 Stockholders' deficiency:
    Common stock, $.0001 par value.  Authorized 75,000,000
      shares; issued and outstanding 17,233,344 shares                    1,723
    Additional paid in capital                                        7,548,988
    Accumulated deficit                                             (13,527,166)
                                                                   ------------
                Total stockholders' deficiency                       (5,976,455)
                                                                   ------------
                                                                   $  7,542,738
                                                                   ============

 See accompanying notes to financial statements



                                    3 of 17

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                 Three Months Ended December 31, 1995 and 1996


                                                         1995          1996
                                                      -----------    ----------
 Net revenues                                         $ 2,776,814       606,020
 Cost of revenues                                         384,783       133,618
                                                      -----------    ----------
            Gross profit                                2,392,031       472,402
                                                      -----------    ----------
 Operating expenses:
    Research and development                              353,940       741,820
    Marketing and selling                               3,725,745     1,082,731
    General and administrative                            766,200       719,066
    Nonrecurring Charge - Recall                        2,500,000             -
                                                      -----------    ----------
            Total operating expenses                    7,345,885     2,543,617
                                                      -----------    ----------
            Operating loss                             (4,953,854)   (2,071,215)

 Other income and expenses:
    Interest income                                        41,660        74,803
    Interest expense                                         (840)     (261,822)
    Income from insurance settlement                            -       750,000
    Other, net                                                  -       (84,108)
                                                      -----------    ----------
            Total other income and expenses                40,820       478,873
                                                      -----------    ----------
            Loss before income taxes                   (4,913,034)   (1,592,342)
 Income tax (benefit) expense                          (1,971,023)            -
                                                      -----------    ----------
            Net loss                                  $(2,942,011)   (1,592,342)
                                                      ===========    ==========
 Net loss per share                                   $      (.21)         (.09)
                                                      ===========    ==========
 Weighted average number of common shares and
  common share equivalents used in computation
  of net loss per share.                               14,411,159    17,233,344
                                                      ===========    ==========

 See accompanying notes to financial statements



                                    4 of 17

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                  Six Months Ended December 31, 1995 and 1996

                                                         1995          1996
                                                      -----------    ----------
 Net revenues                                         $13,319,988       733,212
 Cost of revenues                                       1,688,958       145,578
                                                      -----------    ----------
            Gross profit                               11,631,030       587,634
                                                      -----------    ----------
 Operating expenses:
    Research and development                              578,343     1,209,385
    Marketing and selling                               5,522,111     1,532,632
    General and administrative                          1,125,592     1,201,206
    Nonrecurring Charge - Recall                        2,500,000             -
                                                      -----------    ----------
            Total operating expenses                    9,726,046     3,943,223
                                                      -----------    ----------
            Operating income (loss)                     1,904,984    (3,355,589)

 Other income and expenses:
    Interest income                                        48,058       154,415
    Interest expense                                       (1,525)     (593,684)
    Income from insurance settlement                            -       750,000
    Other, net                                              7,044      (135,844)
                                                      -----------    ----------
            Total other income and expenses                53,577       174,887
                                                      -----------    ----------
            Income (loss) before income taxes           1,958,561    (3,180,702)

 Income tax expense                                       777,615             -
                                                      -----------    ----------
            Net income (loss)                         $ 1,180,946    (3,180,702)
                                                      ===========    ==========


 Net earnings (loss) per share                        $       .08          (.19)
                                                      ===========    ==========
Weighted average number of common shares and
  common share equivalents used in computation
  of net earnings(loss) per share.                     14,411,159    17,233,344
                                                      ===========    ==========


 See accompanying notes to financial statements






                                    5 of 17

                               SYNCRONYS SOFTCORP

                      Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 1995 and 1996

                                                         1995          1996
                                                      -----------   -----------
 Cash flows from operating activities:
   Net income (loss)                                  $ 1,180,946   $(3,180,702)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                      51,647       158,783
        Accrued interest on debentures                          -       593,684
        Non-cash expense related to the issuance
          of stock options                                      -       195,518
        Other                                                   -      (157,962)
   Changes in operating assets and liabilities:
     Trade accounts receivable                          1,146,782       (48,338)
     Other receivables                                          -     2,242,236
     Income tax refund receivable                               -       336,373
     Inventories                                         (299,767)     (153,093)
     Prepaid expenses and other current assets           (278,698)     (193,958)
     Note receivable                                            -        48,890
     Trade accounts payable                               909,365       126,481
     Accrued expenses                                  (1,407,596)   (2,930,978)
     Product recall liability                           2,500,000    (2,516,601)
     Taxes payable                                       (416,994)            -
                                                      -----------    ----------
         Net cash provided (used) in operating
           activities                                   3,385,685    (5,479,667)
                                                      -----------    ----------
 Net cash (used) provided by investing activities:
   Capital expenditures                                  (195,480)      (22,037)
                                                      -----------    ----------
 Net cash used in financing activities:
   Principal payments on long-term debt                   (10,156)            -
                                                      -----------    ----------
 Net increase (decrease) in cash and
   cash equivalents                                     3,180,049    (5,501,704)
 Cash and cash equivalents at beginning of period         705,966    10,027,386
                                                      -----------    ----------
 Cash and cash equivalents at end of period           $ 3,886,015    $4,525,682
                                                      ===========    ==========
 Supplementary disclosures of cash flow information:
   Cash paid during the period for income taxes       $ 1,015,647             -
   Cash paid during the period for interest                     -             -
 Supplemental disclosure of non-cash activities:
   Convertible debentures including accrued interest
     and unamortized debt issuance costs converted
     to equity during period                                    -    $3,892,395
   Acquisition of Veritas Technology Solutions Ltd.
     - a stock for stock purchase recorded at the
     fair market value of shares issued on the
     date of issuance                                           -       400,000



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

         The following products are scheduled for introduction and shipping before the end of the third fiscal quarter: Windrenalin HD, a patented software product that adds instant hard drive acceleration to PCs operating under Windows 95; and SoftRAM3.0, a system performance utility designed to accelerate CD-ROM data access, compress data in RAM and monitor system performance for Windows 95 and 3.1x. In order to focus its resources on the release and development of the products discussed above, the Company has postponed until the spring the release date of EyeCatcher, a Windows 95 program that turns a video or PC camera into a motion-detection security system providing instant, real-time fax and e-mail "alert" delivery and/or replay of recorded images triggered by custom pre-programmed cues or timing. There can be no assurance that these new products will be released by the Company or if released, that such release will be on a timely basis.


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

         Cost of revenues consists of direct manufacturing costs and royalty expenses for the Company's software products. Cost of revenues as a percentage of net revenues increased to 20% during FY 1997, from 13% in FY 1996, due primarily to royalty expenses associated with certain of the Company's software products. No royalty expenses were incurred during FY 1996 The overall decrease in the cost of revenues during the first six months of FY 1997 is directly attributable to the decrease in net revenues.


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


                                    11 of 17

General and Administrative Expenses

                                                           Increase
                                              FY 1996     (Decrease)    FY 1997
                                              -------     ----------    -------
G & A Expenses            First Six Months   $1,125,592      7%         $1,201,206
Percent of Net Revenues                               8%                      >100%
                          Second Quarter     $  766,200     (6)%        $  719,066
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

Other Income (Expense), net

                                              FY 1996     Increase     FY 1997
                                              -------     ---------    --------
Other Income (Expense),   First Six Months    $53,577       >100%      $174,887
  net
                          Second Quarter       40,820       >100%       478,873


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



PENDING ACTIONS

         The Company and certain current or former directors and officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin O'Neill) have been named as defendants in a complaint for declaratory relief filed on October 1, 1996 in United States District Court for the Central District of California by Agricultural Excess & Surplus Insurance Company ("AESIC"). The complaint seeks a declaration that AESIC is not obligated under its directors and officers' insurance policy to indemnify any of the defendants for any amounts incurred with the Marshall, Martin, Carnal, Levy, O'Seep, Seigel and Marotto matters (see the Company's Annual Report on 10-KSB for its fiscal year end June 30, 1996 "Item 3 - Legal Proceedings" for a detailed discussion of each of these matters). AESIC also seeks a declaration that it is entitled to recoup all amounts expended to fund the settlement of the Marshall litigation (see "Settled Actions" above).

         The Company intends to defend the above action vigorously and has filed a counterclaim for bad faith against AESIC and a third party complaint against the brokers. The Company cannot predict the financial impact of the costs of this litigation with any certainty, but believes that such costs could be substantial.





                                    15 of 17

ITEM 2.  CHANGES IN SECURITIES

        During the quarter ended December 31, 1996 under the Company's 1995 Stock Option Plan (the "Plan") the Company granted incentive stock options to purchase an aggregate number of 190,000 shares of Common Stock to several employees and an officer and non-qualified stock options to purchase an aggregate number of 140,000 shares of Common Stock to consultants to the Company and an officer. All options granted under the Plan during the quarter ended December 31, 1996 have been granted at exercise prices equal to the fair market value at the date of grant with vesting provisions at varying intervals through December 31, 1998.

        Additionally, during the quarter ended December 31, 1996 the Company granted 205,000 options to non-employees in exchange for certain product licensing agreements and services. All options granted have been granted at exercise prices equal to the fair market value at the date of grant with vesting provisions varying through December 2001 based primarily on the attainment of various contractual performance factors.



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

LICENSING AGREEMENT WITH ACCELERATION SOFTWARE


         The Company has recently entered into a licensing agreement with Acceleration Software International Corporation ("Acceleration Software") to publish and market Windrenalin HD (formerly known as SuperFassst!), a patented software product that adds instant hard drive acceleration to PCs operating under Windows 95. Under the terms of the agreement the Company has guaranteed cumulative minimum royalty payments to Acceleration Software of $850,000 by May of 1998, of which the Company has advanced $250,000. There can be no assurance that the Company will generate revenues or profits as a result of this licensing agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Index to Exhibits: 10.1 - Agreement dated December 8, 1996 among Syncronys Softcorp and Acceleration Software International Corporation
      - page 18. (Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment.)


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




                                                   SYNCRONYS SOFTCORP
                                                       (REGISTRANT)





      Date:  May 5, 1997                           /s/ Barbara Velline
                                                   --------------------------
                                                   Barbara Velline
                                                   Chief Financial Officer

















                                    17 of 17