Form 10KSB40/A
period 1996-06-30
SYNCRONYS SOFTCORP
filed 1997-05-15
CIK 798077

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                 FORM 10-KSB/A


                                AMENDMENT NO. 1


                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-25736
                            ------------------------

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

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.0001 PAR VALUE
                            ------------------------

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. X

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates(1) of the Issuer, based on the closing sale price of the Common Stock on September 20, 1996 as reported on the OTC Bulletin Board, was $5,774,178.

As of September 20, 1996 there were 14,799,452 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

The Issuer's revenues for its most recent fiscal year were $12,797,786.

Transitional Small Business Disclosure Format (check one): Yes ___ No  X

---------------
(1) Excludes the Common Stock, $.0001 Par Value, held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock, $.0001 Par Value, outstanding at September 20, 1996. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Issuer or that such person is controlled by or under common control with the Issuer.
================================================================================

                               SYNCRONYS SOFTCORP
                                  FORM 10-KSB

                               TABLE OF CONTENTS


PART I
Item 1.    The Business................................................................    1
Item 2.    Description of Properties...................................................    7
Item 3.    Legal Proceedings...........................................................    7
Item 4.    Submission of Matters to a Vote of Security Holders.........................    9

PART II
Item 5.    Market for the Issuer's Common Equity and Related Shareholder Matters.......   10
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................   10
Item 7.    Financial Statements and Supplementary Data.................................   15
Item 8.    Changes in and Disagreements with Accountants and Financial Disclosures.....   15

PART III
Item 9.    Directors, Executive Officers and Control Persons; Compliance with Section     16
           16(a) of the Exchange Act...................................................
Item 10.   Executive Compensation......................................................   18
Item 11.   Security Ownership of Certain Beneficial Owners and Management..............   19
Item 12.   Certain Relationships and Related Transactions..............................   20
Item 13.   Exhibits and Reports on Form 8-K............................................   22
           Signatures..................................................................   23

                                EXPLANATORY NOTE



     This 10-KSB/A is being filed to amend the report on Form 10-KSB for the period ended June 30, 1996 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.



     In March 1997, the Securities and Exchange Commission issued a new interpretation (the "Interpretation") for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. The Interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock. Accordingly, the Company has restated its consolidated financial statements for the year ended June 30, 1996 and for each of the two unaudited quarters ended December 31, 1996. See Note 17 to the accompanying financial statements. At June 30, 1996, compliance with the Interpretation resulted in a non-cash charge to interest expense of $1.3 million, and accounted for a $0.10 increase in the Company's loss per share.



     The Company believes that all material adjustments to the Company's previously reported financial statements necessary for compliance with the Interpretation have been recorded. This 10-KSB/A includes only the changes necessary to reflect the restatement of the financial statements included in the Original Report and the matters addressed in Note 17 of the Consolidated Financial Statements, and does not address any other developments subsequent to the date of the Original Report. For a discussion of other developments subsequent to the date of the Original Report, including, but not limited to pending litigation, registration of the Company's 1995 Stock Option Plan, changes in management and acquisitions and licensing deals, see the Company's most recent reports and other filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  THE BUSINESS

THE COMPANY

     Syncronys Softcorp ("Syncronys" or the "Company") develops and markets software products. The Company assumed its present form in May, 1995 as a result of the merger of Seamless Software Corporation ("Seamless"), a Nevada corporation, into the Company (then named Redstone Capital, Inc.). The Company changed its name to Syncronys Softcorp immediately after the merger.

     The Company was originally incorporated in Colorado in 1986 under the name Signum, Inc. ("Signum"). Signum completed a public offering in December 1986, but ceased all of its then-existing business operations (related to developing a secure modem product to protect computer-based information) in 1988. In May 1994, Signum was reincorporated in Nevada under the name Redstone Capital, Inc., with its stock reverse split 1 for 400. All financial information and share data contained herein has been adjusted to reflect this reverse stock split.

     Seamless was a software developer and publisher with an office in Culver City, California. Seamless was originally incorporated in Delaware on May 11, 1993 under the name Hypro Technologies, Inc. ("Hypro"). In March, 1995, Hypro merged with a newly formed Nevada corporation for the purpose of changing its domicile to Nevada and changing its name to Seamless. In April 1995, Seamless acquired Autoship Systems Corporation ("Autoship"), a British Columbia corporation engaged in the research, development and marketing of software for the marine industry. In May 1995, Seamless merged into the Company. The Company subsequently sold its investment in the Autoship subsidiary on March 1, 1996 (see "Part II -- Item 12. Certain Relationships and Related Transactions -- Sale of Autoship Subsidiary", below for further discussion of this transaction).

SOFTRAM95 PRODUCT RECALL

     The Company released SoftRAM for Windows 3.1 in late May of 1995, and SoftRAM95 for Windows 95 and 3.1 in August of 1995. This program was designed to increase the Random Access Memory ("RAM") that a personal computer ("PC") can make available to Windows applications through proprietary memory compression technology which allocates a PC's physical RAM in a manner that optimizes space and speed.


     The Company announced on October 20, 1995 that it had identified a problem with SoftRAM95, the net result of which is that RAM compression was not being delivered to the Windows 95 operating system. The Company also announced a comprehensive consumer program which included refunds, extended toll-free customer assistance and a program to re-sticker all product in the retail channel informing consumers that SoftRAM95 was suitable for Windows 3.1 only. As this stickering program did not result in complete coverage of all inventory, on December 18, 1995, the Company decided to avoid any potential consumer confusion and/or liability and initiated the recall of SoftRAM95 from the retail channel. As of September 20, 1996, approximately 200,000 units of SoftRAM and SoftRAM95 have been returned pursuant to the recall. While the Company believes that this recall has been effectively completed, the Company anticipates some on-going returns in minimal quantities. The Company has taken one time charges totaling $12,344,652 in fiscal 1996 to provide for the costs of this recall, including product returns in excess of normal reserves, legal fees and expenses and settlement costs for litigation related to SoftRAM and SoftRAM95. Although the Company believes that it has resources sufficient to pay these costs, the ultimate impact of the recall on the Company's finances and results of operations cannot be predicted with any certainty. Further, there can be no assurances that the adverse consequences will not be severe. At this time the Company is not distributing any of either its SoftRAM or SoftRAM95 product.


     The SoftRAM95 problem resulted in several private lawsuits as well as inquiries by the New York Regional Office of the Federal Trade Commission and the Florida Attorney General's Office with respect to SoftRAM and/or SoftRAM95 (see "Item 3. Legal Proceedings", below). This problem and the related litigation could have a material adverse effect on the reputation of the Company and its products, the Company's ability to profitably market future versions of SoftRAM and/or other products and/or the Company's financial condition and results of operations.

PRODUCT DEVELOPMENT

     The Company's development team is working on a new version of SoftRAM to be known as SoftRAM3.0, which is designed to deliver RAM compression functionality for Windows 95 and an improved version of SoftRAM for Windows 3.1. The Company is also developing and licensing from third party developers several other new products.

     The Company has not met a series of announced release dates and targets for SoftRAM3.0 (formerly known as SoftRAM96) and currently has no announced release date. This slippage is due to the complexity of the technological challenges faced in RAM compression, particularly under Windows 95. As previously announced, the Company has identified and pursued the development of various independent components designed to add significant performance under Windows 3.1 and Windows 95. Many of these components are by nature technologically novel and more extensive than originally expected. The Company has released a beta version of one of these components. Management is not able to predict a release date for SoftRAM3.0. Accordingly, there can be no assurance as to when, or if at all, SoftRAM3.0 will be released. Certain of the Company's distributors and several software retailers have indicated a willingness to restock SoftRAM when and if the new version is available and its functionality is demonstrated.

     There can be no assurance that SoftRAM3.0 or other new products will be released by the Company or if released, that such release will be on a timely basis. Nor can there be any assurance that any products will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. There can be no assurance that a market will develop for the Company's products, or that, if a market does develop, that such products will be profitable or that profitability, if attained, can be sustained. Failure to complete on a timely basis, or lack of demand for SoftRAM3.0 or other new products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe. If SoftRAM3.0 or other new products do not achieve a significant degree of market acceptance, the adverse consequences upon the Company would be severe.

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

     The Company spent $1,521,374 and $676,037 on research and development during fiscal years 1996 and 1995, respectively. None of the Company's research and development costs for fiscal years 1996 or 1995 were borne directly by the Company's customers.

     As of September 20, 1996 the Company had a research and development staff of 13 persons, comprised of both employees and consultants. In order to expand the Company's product line, the Company intends to increase its research and development staff during fiscal 1997. The market for persons with the skills needed to develop technologically advanced software products is highly competitive and any delay in hiring such persons could have an adverse impact on the Company's ability to bring new products, including SoftRAM3.0, to market on a timely basis.

     The Company depends on the successful development of new products, including both new titles and the adaptation of existing titles to new platforms and technologies to expand its product offerings and to augment revenues from products introduced in prior years that have declined in revenue prospects. The Company also depends on upgrades of existing products to lengthen the life cycle of such products. Finally, the Company must continually anticipate and adapt its products to emerging personal computer platforms and environments. If the Company's products become outdated and lose market share, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected.

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

MARKETING AND DISTRIBUTION

     The Company sells its software products in the consumer market primarily through distributors to retail chains, computer superstores, specialty software stores, mass merchandisers, discount warehouse stores and mail order houses. The Company has entered into distribution agreements with the leading U.S. software distributors, Ingram Micro, Inc. ("Ingram Micro"), Tech Data Corporation ("Tech Data") and Navarre Corporation ("Navarre"), as well as other distributors, to distribute its products in the U.S. and Canada. The Company has also entered into an agreement with two sales representation companies to sell its products to U.S. and Canadian retailers. The Company has limited distribution agreements to sell its products outside the U.S. and Canada.

     A significant portion of the Company's net revenues arise from sales to a limited number of distributors. This is expected to continue in the future. During fiscal 1996 three customers, Ingram Micro, Tech Data and Navarre, accounted for approximately 37%, 30% and 11% of net revenues, respectively. During fiscal 1995 these same three customers accounted for approximately 21%, 45% and 0% of net revenues, respectively. During fiscal 1995 and 1996, no other customer's purchases constituted 10% or more of the Company's net revenues. The Company generally has entered into non-exclusive distribution agreements with its distributors and retailers which specify payment terms, return provisions, coop advertising provisions and pricing. There are no contractual minimum purchase obligations for any such principal distributor or retailer. If the Company were to lose all or a significant portion of the revenue attributable to any of its principal distributors or retailers, or if its principal distributors were to lose sales of the Company's products to any of their principal accounts, the loss could have a material adverse effect on the Company's operating results. The Company's distributors also carry products produced by competitors of the Company.

     The Company uses various marketing and merchandising techniques designed to promote brand awareness and recognition and to maximize the acquisition of shelf space in retail outlets. The Company promotes its products directly to consumers through direct mailings, participation in dealer and industry trade shows and advertising in computer and consumer publications. The Company also occasionally utilizes special promotions with other hardware or software vendors.

     The distribution channels through which software products are sold have been characterized by rapid change, including the consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as mass merchandisers. In addition, there are an increasing number of companies competing for access to these channels. The Company is subject to intense competition for access to distribution channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for adequate levels of shelf space and promotional support from retailers. Since the Company's products constitute a relatively small percentage of most retailer's sales volume, there can be no assurance that such retailers will continue to purchase the Company's products or to provide the Company's products with continued high quality and adequate levels of shelf space and promotional support.

     Products are generally shipped as orders are received and the Company has historically operated with a minimal volume of backorders. Because of the generally short cycle between order and shipment, the Company does not believe that its backorders as of any particular date are meaningful.

     As of September 20, 1996, the Company had a marketing and sales staff of 9, comprised of both employees and consultants. The Company anticipates that it will be required to expand this staff during fiscal 1997 in order to support the anticipated release of new products.

MANUFACTURING AND TECHNICAL SUPPORT

     All manufacturing, fulfillment and technical support for the Company's products are provided on a contract basis by unrelated third parties. While the Company believes that these third parties have excess capacity should the need arise, there can be no assurance that they will be able to meet future demand for manufacturing and technical support services. The Company believes that its relations with these third parties are good and that, while it has no reason to expect the termination of these relationships, alternative means for providing these services are readily available at comparable cost to the Company. If alternative arrangements for manufacturing or technical support are required, the Company may incur additional costs and expenses or product delays which could adversely affect operating results.


     The Company's third party manufacturer purchases numerous disks for the Company's software products from various suppliers. Because of the availability of numerous alternative sources of supply, the Company believes it is not necessary to enter into written agreements with disk suppliers. Nevertheless, the Company may be vulnerable to changes in product quality and pricing by its disk suppliers. Future disruptions in the supply of suitable disks from the Company's principal suppliers, if prolonged, could have an adverse effect upon the Company's results of operations unless and until suitable replacements were obtained.


COMPETITION

     The software industry is intensely competitive and consumer demand for particular software products may be adversely affected by the increasing number of competitive products from which to select. The Company has numerous competitors of varying sizes and resources for its current and future products.

Competitors to SoftRAM include Helix Software, Connectix and Quarterdeck. As well, SoftRAM faces indirect and increasing competition with manufacturers of physical RAM, particularly given declining prices for physical RAM.


     Existing competitors may broaden their product lines and potential competitors (including large computer or software manufacturers) may enter or increase their focus in the areas that the Company's current and future products compete in, which could result in greater competition for the Company. Many of the Company's competitors or potential competitors may market, or can potentially market, their products to the end users of such products more effectively than can the Company and may have more ability to control pricing and marketing decisions. To the extent that competitors achieve either a performance, price or distribution advantage, the Company could be adversely affected.

     Among the Company's potential competitors is Microsoft Corporation, the dominant supplier of computer operating systems. Microsoft frequently coordinates its operating system marketing efforts with those for its applications software. Microsoft could seek to design its products so as to be incompatible with the Company's products, including products under development, or to incorporate features which duplicate features of the Company's products. Microsoft could also seek to market its products to original equipment manufacturers in such a manner that the market for the Company's products would be diminished. There can be no assurance that competition from PC hardware suppliers, Microsoft or others would not render the Company's current or future products non-competitive or obsolete.

     Competitive pressures could result not only in decline in the Company's sales volume but also in price reductions that could materially adversely affect the Company's operating results. In particular, competition among developers of Windows applications is intensifying, and the "competitive upgrade" price discounting among the major firms is eroding the traditional pricing structures. These competitive pressures may adversely affect industry-wide operating margins. There can be no assurance of price-stability or that price reductions would result in an increase in unit sales volume. Price reductions would lead to a decrease in the revenues from, and gross margin on, sales of the Company's products in the future and could result in lower cash flow or operating margins.

     The Company believes that the principal competitive factors in the software industry include product features, quality, ease of use, access to distribution channels, relationships with other hardware and software manufacturers, brand name recognition, quality of support services and price. Increased competition may result in the loss of shelf space, reduction in sell-through of the Company's products at retail stores, reduction in access to alternative marketing channels (such as bundling with complementary products) or additional price competition, any of which could have a material adverse effect on the Company's results.

PROPRIETARY RIGHTS

     The Company regards the software that it owns as proprietary and relies primarily on a combination of copyrights, pending patents, trademarks, trade secret laws, employee and third-party nondisclosure agreements along with other methods to protect its proprietary rights(1). The Company has filed an application with the United States Patent and Trademark Office requesting patent protection for the SoftRAM technology, but there is no assurance that a patent will be issued. None of the Company's other products are covered by patents or patent applications. The Company believes that, due to the rapid rate of technological change within the industry, copyrights, trademarks and patents are important, but are less significant to the Company's success than factors such as the knowledge, ability and experience of the Company's personnel, the quality of its customer service, research and development, brand name recognition and product loyalty.

---------------

1 Syncronys Software, the Syncronys logo, SoftRAM, SoftRAM95, RAM Analyst and Dont Run Windows Without It are trademarks, and MacAccess is a registered trademark of the Company. The Company intends to pursue each of these trademarks through to a registration, although there can be no assurance that the registrations will be granted.

     The Company's products do not include any meaningful mechanisms to prevent or inhibit unauthorized copying and, on a going forward basis, the Company does not expect regularly to include these mechanisms in new product or product updates. The Company is aware that unauthorized copying occurs within the software industry, but policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which software piracy of its products occurs, software piracy can be expected to be a persistent issue. If a significant amount of unauthorized copying were to occur, the Company's operating results could be adversely affected.

     The Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of any third parties. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers generally including the Company may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future, with respect to current or future products, or that any such assertion may not require the Company to enter into royalty arrangements or to defend costly litigation.

EMPLOYEES

     As of September 20, 1996, the Company had a staff of 30 people, comprised of both employees and consultants, including 13 in research and development, 9 in sales and marketing, and 8 in administration. The Company believes that its relations with employees are good. The employees and the Company are not parties to any collective bargaining agreements.


     The Company's future success depends in large part on the continued service of its key employees and its ability to continue to attract, motivate and retain highly qualified employees. In particular, the Company is highly dependent on the management services of Rainer Poertner, Daniel Taylor and David Gatto. These and the Company's other key employees could voluntarily terminate their employment with the Company at any time. Competition for such employees is intense, and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of key employees could have a material adverse effect upon the Company's research and development efforts, operations and results. The Company does not currently maintain key person life insurance covering its executive officers or other key employees.


GROWTH, ACQUISITIONS AND STRATEGIC ALLIANCES

     The Company is currently experiencing a period of growth that could place a strain on the Company's financial, management and other resources. This growth has resulted in an increase in the level of responsibility for both existing and new management personnel.

     Management believes that the Company's existing internal controls are sufficient for the current size and level of operations. Nevertheless, the Company's ability to manage its growth and integrate any newly-acquired business effectively will require it to continue to improve its operational, financial and management information systems and to continue to attract, develop, motivate, manage and retain key employees. If the Company's management becomes unable to manage growth effectively, the Company's business, operating results and financial condition could be adversely affected.

     Moreover, one component of the Company's business strategy is to complement internal growth with strategic acquisitions or alliances. The Company plans to regularly evaluate such opportunities that fit within its strategy. Acquisitions and alliances involve numerous risks, including potential difficulties in the assimilation of acquired operations, diversion of management's attention away form normal operating activities, negative financial impacts based upon the amortization of acquired intangible assets and potential loss of key employees of the acquired operation.

     The Company has recently entered into separate license and development relationships with Jump Development Group, Inc. and PowerPro Software Inc. to develop Windows and Macintosh software for distribution by the Company. The first product from these relationships is RAM Charger, a memory management software for the Macintosh platform which was released in August 1996. There can be no assurance that the Company will generate revenue or profits as a result of these licensing and development relationships. To date revenue recognized from RAM Charger has been insignificant.

     The Company has also recently entered into an agreement to acquire a foreign software developer, whose development expertise and product roster is complimentary to the Company's development and marketing strengths. This transaction would provide for a share swap whereby the developer would become a wholly owned subsidiary of the Company. This transaction is subject to due diligence, various governmental approvals and other conditions, and accordingly, there can be no assurance that this transaction will be consummated.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company currently leases approximately 5,600 square feet of office space in Culver City, California, pursuant to a lease agreement. The monthly rent for this space is approximately $9,000. The lease agreement provides for a three year lease term to expire in October 1998.

     The Company believes that these facilities will be adequate for its current needs. The Company has no present understandings, commitments or agreements, other than as stated above, regarding any alternative facilities arrangements. The Company believes that suitable additional or alternative space will be available as needed at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

SETTLED ACTIONS

     Mobius Capital Corp. ("Mobius") (a significant shareholder of the Company), Daniel G. Taylor (an officer of the Company) and certain others commenced an action in July 1995 in the British Columbia Supreme Court against Rob Keenan, Dev Randhawa and MacKenzie Ward & Company Inc. ("MacKenzie") in which Mobius alleged, among other things, that the defendants engaged in an unlawful and fraudulent conspiracy to attempt to take control of Mobius. MacKenzie commenced a counterclaim on September 25, 1995 against Mobius, the Company and certain current or former officers of the Company (Mr. Taylor and Kevin P. O Neill) and alleged that it was entitled, among other things, to a payment of shares of the Company's Common Stock, $.0001 Par Value, arising from the merger of the Company and Seamless. In the counterclaim, MacKenzie sought specific performance, unspecified damages, costs, interest and unspecified other relief. ON CONSENT OF ALL PARTIES, THE CLAIM AND COUNTERCLAIM WERE SETTLED WITHOUT COSTS TO ANY PARTY AND WERE DISMISSED WITH PREJUDICE ON MAY 3, 1996.

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

SETTLEMENT WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY PAID PLAINTIFFS $250 EACH, FOR A TOTAL OF $8,750, AND ATTORNEY'S FEES OF $100,000.

     The Company was named as defendant in a putative class action lawsuit commenced by James Marotto on December 7, 1995 in the Court of Common Pleas of Lackawanna County, Pennsylvania. In Mr. Marotto's complaint, the putative plaintiff class on whose behalf the action was brought was described as including all persons in the United States who purchased SoftRAM, SoftRAM95 or any updates thereof between March 1, 1995 and November 13, 1995, for use on any personal computer utilizing any generation of Windows software, and was estimated in the complaint to include more than 600,000 members. Mr. Marotto contended that the Company breached certain warranties relating to SoftRAM, made fraudulent misrepresentations concerning SoftRAM and SoftRAM95, and that the Company's marketing and sale of SoftRAM and SoftRAM95 comprised unlawful conduct of trade or commerce. For himself and the putative plaintiff class, Mr. Marotto sought damages of an unspecified amount (but at least $100 per class member) including punitive damages, costs and attorney's fees. THIS ACTION WAS SETTLED AND DISMISSED WITH PREJUDICE ON APRIL 12, 1996. PURSUANT TO THE TERMS OF THE SETTLEMENT WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY PAID THE REPRESENTATIVE NAMED PLAINTIFF $2,000 AND ATTORNEY'S FEES OF $35,000.

     The Company and a software retailer were named as defendants in a putative class action lawsuit commenced by Michael R. Seigel on December 21, 1995 in the Circuit Court of Cook County, Illinois. In Mr. Seigel's complaint, the putative plaintiff class on whose behalf the action was brought was described as including all purchasers, owners, lessees, lessors or users of SoftRAM95 in the United States and the world from its date of introduction. The complaint estimated that 700,000 copies of SoftRAM95 had been sold. Mr. Seigel contended that the Company breached certain warranties relating to SoftRAM, breached its contract with purchasers and that the Company's and the software retailer's advertising and promotion of SoftRAM was an unfair method of competition, and that they made misrepresentations. Additionally, Mr. Seigel contended that the use of the Company's product caused the loss of data on his personal computer and the system to crash. For himself and the putative plaintiff class, Mr. Seigel sought damages of an unspecified amount, injunctive relief, costs and attorney's fees. THE COMPANY HAS ENTERED INTO A SETTLEMENT IN THIS CASE WHICH THE COURT APPROVED JUNE 24, 1996. PURSUANT TO THE TERMS OF THE SETTLEMENT WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY PAID PLAINTIFF'S COUNSEL $400,000 IN ATTORNEY'S FEES AND HAS OR WILL PROVIDE BENEFITS TO THE REPRESENTATIVE PLAINTIFF AND CLASS MEMBERS. THE PRIMARY BENEFITS TO THE REPRESENTATIVE PLAINTIFF AND THE CLASS MEMBERS ARE THAT THE COMPANY HAS OR WILL PROVIDE TO THOSE WHO RETURN A PROOF OF CLAIM FORM BY AUGUST 31, 1996, EITHER A FULL REFUND OR UPGRADE ON SOFTRAM PRODUCTS AND COUPONS FOR SYNCRONYS' PRODUCTS.

     The Company, a retailer and a software company were named as defendants in a putative class action commenced on February 8, 1996 by Nathaniel O'Seep in the Fifth Judicial Circuit in Marion County, Florida. In Mr. O'Seep's complaint, the putative plaintiff class on whose behalf the action is brought was described as including all persons and entities in the United States that presently own SoftRAM, which is estimated in the complaint to include approximately 700,000 members. The complaint excluded certain persons from the putative class, including the defendants, persons who retained counsel prior to the date of filing this complaint, persons who timely opt out and persons who gave valid reasons to all of the defendants. Mr. O'Seep contended that the defendants breached certain warranties relating to SoftRAM, that the Company and the software company made misrepresentations and failed to disclose material facts in marketing and selling SoftRAM and that the Company breached its contract with purchasers. The complaint also alleged that the Company's activities constituted a violation of civil RICO under a Florida statute. Additionally, Mr. O'Seep contended that the use of the Company's product caused damage to the user's computer system. For himself and the putative plaintiff class, Mr. O'Seep sought damages of an unspecified amount, costs and attorney's fees. THIS ACTION WAS SETTLED AND DISMISSED WITH PREJUDICE ON JUNE 24, 1996. PURSUANT TO THE TERMS OF THE SETTLEMENT WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY PAID THE PLAINTIFF $1,000 AND ATTORNEY'S FEES OF $120,000.

     The Company and several software retailers were named as defendants in an action commenced on April 1, 1996 by Henri Carnal in the Superior Court of the State of California for San Francisco County. Mr. Carnal contended that the defendants engaged in deceptive, unfair and unlawful business practices in connection with marketing SoftRAM95. Mr. Carnal sought injunctive relief, restitution, costs and attorney's fees. THIS ACTION WAS SETTLED AND DISMISSED WITH PREJUDICE ON JUNE 27, 1996. PURSUANT TO THE TERMS OF THE SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY, THE COMPANY PAID PLAINTIFF $1,000 AND ATTORNEY'S FEES OF $30,000.

PRELIMINARILY SETTLED ACTIONS

     The Company and certain current or former directors and officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin P. O'Neill) have been named as defendants in a putative class action lawsuit commenced by Julie Marshall on December 14, 1995 in the United States District Court, Central District of California, Western Division. In Ms. Marshall's complaint, the putative plaintiff class on whose behalf the action is brought is described as all persons who purchased Syncronys common stock between June 1, 1995 and December 7, 1995, inclusive, and suffered damages as a result thereof which is estimated in the complaint to be hundreds of persons. Excluded from the putative class are the named defendants, members of the immediate families of each defendant, any entity in which any defendant has a controlling interest, and the legal representatives, heirs, successors, predecessors in interest, or assigns of any of the defendants. Ms. Marshall contends that the individual defendants engaged in various forms of misconduct in violation of the Securities Exchange Act of 1934 and a Rule of the Securities Exchange Commission promulgated thereunder, including misrepresenting the readiness and abilities of Syncronys' products, in order to inflate the market price of Syncronys common stock, which resulted in the putative class members purchase of Syncronys common stock at artificially inflated prices. For herself and the putative plaintiff class, Ms. Marshall is seeking damages of an unspecified amount, injunctive relief and the costs and expenses of litigation including attorney's fees. THE COMPANY HAS ENTERED INTO A SETTLEMENT IN THIS CASE, WHICH WAS SUBMITTED TO THE COURT ON SEPTEMBER 27, 1996. PURSUANT TO THE TERMS OF THE SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE DEFENDANTS WOULD PAY $3.25 MILLION IN FULL SATISFACTION OF THE ACTION, INCLUSIVE OF ATTORNEY'S FEES AND ALL COSTS ASSOCIATED WITH THE ADMINISTRATION OF THE SETTLEMENT. THE COMPANY'S PRIMARY DIRECTOR'S AND OFFICER'S INSURANCE CARRIER HAS AGREED TO CONTRIBUTE UP TO $2 MILLION TO THE SETTLEMENT. THE COMPANY'S EXCESS DIRECTOR'S AND OFFICER'S INSURANCE CARRIER HAS AGREED TO CONTRIBUTE UP TO $1.25 MILLION TO THE SETTLEMENT, BUT HAS PRESERVED ITS COVERAGE DEFENSES AND HAS RESERVED ITS RIGHT TO BRING A DECLARATORY ACTION AGAINST THE COMPANY TO RECOVER ITS CONTRIBUTIONS. ANY SETTLEMENT IS SUBJECT TO NOTICE AND COURT APPROVAL.

     The Company has been in contact with the New York Regional Office of the Federal Trade Commission which made an inquiry into the SoftRAM product line. THE COMPANY COOPERATED WITH THE FTC'S INQUIRIES AND THE COMPANY AND CERTAIN OF ITS OFFICERS (RAINER POERTNER, DANIEL G. TAYLOR AND WENDELL BROWN) RECENTLY ENTERED INTO A CONSENT DECREE WITH THE FTC PURSUANT TO WHICH THEY AGREED TO COMPLY WITH FTC REGULATIONS IN RESPECT TO ALL FUTURE PRODUCTS. THE DECREE WILL BECOME FINAL ONLY UPON COMMISSION APPROVAL, WHICH BY LAW MAY OCCUR AFTER PUBLICATION IN THE FEDERAL REGISTER AND AN OPPORTUNITY FOR PUBLIC COMMENT.

     The Florida Attorney General's Office has initiated a civil investigation relating to the SoftRAM products and served a subpoena requesting documents and information from the Company. The Company has been in contact and working with that office in an effort to resolve any concerns about SoftRAM. THE FLORIDA ATTORNEY GENERAL'S OFFICE AND THE COMPANY HAVE BEEN ENGAGED IN SETTLEMENT DISCUSSIONS. THE PARTIES ARE CURRENTLY WORKING ON THE SETTLEMENT PAPERS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Principal Market or Markets. The Company's Common Stock, $.0001 Par Value ("Common Stock"), is traded on the over-the-counter market under the symbol "SYCR" and is quoted on the OTC Bulletin Board. The following table sets forth the closing high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board since May 11, 1995. There were no quotations on the OTC Bulletin Board for the Company's common stock during the last two fiscal years prior to May 11, 1995. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                                                    BID
                                                             -----------------
                               QUARTER ENDED                  LOW        HIGH
                -------------------------------------------  ------     ------
                June 30, 1995..............................  $ 6.00     $12.75
                September 30, 1995.........................   13.00      31.75
                December 31, 1995..........................    2.37      10.25
                March 31, 1996.............................    1.81       4.00
                June 30, 1996..............................    2.25       6.75

     Approximate Number of Holders of Common Stock. The number of record holders of the Company's Common Stock as of September 20, 1996 was 335 and the number of beneficial holders of the Company's Common Stock is estimated to be more than 1,000.

     Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid or declared with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

     Description of Debt Securities. The Company completed a $13 million private placement on May 22, 1996. The private placement consists of a combination of Convertible Debentures and Warrants to purchase the Company's Common Stock, $.0001 Par Value. The Convertible Debentures were issued at 100 percent of principal amount and carry an interest rate of ten percent, with interest deferred until the earliest of the date of conversion, redemption or May 17, 1999. The Debentures are initially convertible beginning in 45 days into free trading shares of the Company's Common Stock, $.0001 Par Value, at the lesser of $5.50 per share or eighty five percent of the market price of the Company's Common Stock, $.0001 Par Value, at the time of conversion.

     Each Convertible Debenture carries a Warrant entitling its Holder to initially purchase a number of shares of the Company's Common Stock, $.0001 Par Value, equal to the aggregate amount of such Debenture divided by $5.50. Warrants are not exercisable for 105 days from the date of issuance, have a five-year term and are exercisable at a purchase price of $5.50 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Company's financial statements and the notes thereto for its fiscal year ended June 30, 1996 ("FY 1996"). The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

FORWARD-LOOKING STATEMENTS

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COM-

PANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS (INCLUDING SOFTRAM), THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL, THE EFFECT OF CHANGING ECONOMIC CONDITIONS, RISKS IN TECHNOLOGY DEVELOPMENT AND THE EFFECTS OF OUTSTANDING LITIGATION. OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

OVERVIEW

     The Company is a pioneer in the development of RAM compression software technology -- a technology that did not exist two to three years ago. Much like disk compression products, the early progress in RAM compression software has proven extremely challenging. While it can provide no assurance, the Company believes that the market for RAM compression software technology and its many potential applications is considerable. Although the Company has been in existence since 1986, its current operations have been in place only since its merger with Seamless in May 1995. Accordingly, the Company is still in many respects subject to many of the risks and uncertainties inherent to a new enterprise. Among these is the risk that the Company's initial performance may not necessarily be indicative of its performance in the future.

     The Company released SoftRAM for Windows 3.1 in late May of 1995, and SoftRAM95 for Windows 95 and 3.1 in August of 1995. This program was designed to increase the Random Access Memory ("RAM") that a personal computer ("PC") can make available to Windows applications through proprietary memory compression technology which allocates a PC's physical RAM in a manner that optimizes space and speed. A significant portion of the Company's net revenues were derived from SoftRAM during FY 1996 (approximately 96%) and the Company depends on SoftRAM and related products to provide a substantial portion of the Company's future revenues. However, the Company announced on October 20, 1995 that it had identified a problem with SoftRAM95, the net result of which is that RAM compression was not being delivered to the Windows 95 operating system. The Company also announced a comprehensive consumer program which included refunds, extended toll-free customer assistance and a program to re-sticker all product in the retail channel informing consumers that SoftRAM95 was suitable for Windows 3.1 only. As this stickering program did not result in complete coverage of all inventory, on December 18, 1995, the Company decided to avoid any potential consumer confusion and/or liability and initiated the recall of SoftRAM95 from the retail channel (see "SoftRAM95 Product Recall", above). The Company is now not distributing any SoftRAM, SoftRAM95 or a material amount of other products, has experienced a significant reduction in revenues as a result and expects to generate little or no revenues until the new version of SoftRAM or other new products are put into distribution.


     The Company's development team is working on a new version of SoftRAM, to be known as SoftRAM3.0, which is designed to deliver RAM compression functionality for Windows 95 and an improved version of SoftRAM for Windows 3.1 (see "Product Development", above). The Company is also developing and licensing from third party developers several other new products. However, there can be no assurance that SoftRAM3.0 or other new products will be released by the Company or if released, that such release will be on a timely basis. Nor can there be any assurance that any products will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period. Failure to complete on a timely basis or lack of demand for SoftRAM3.0 or other new products upon completion and distribution would have a material adverse effect upon the Company and such adverse effect would be severe (see "Liquidity and Capital Resources", below). In addition, if any new version of SoftRAM or other new products do not achieve a significant degree of market acceptance, the adverse consequences upon the Company would be severe.

FLUCTUATIONS IN OPERATING RESULTS


     Although the Company's revenues for FY 1996 increased dramatically as compared to the prior year, these revenues were realized primarily during the first two fiscal quarters prior to the SoftRAM95 recall. As a result, there were little or no revenues in the third and fourth quarters of fiscal 1996. Accordingly, the Company does not anticipate recognizing any revenues, until SoftRAM3.0 or other products are released. There can be no assurance that SoftRAM3.0 or other new products will be released or if released, that such release will be on a timely basis. Nor can there be any assurance that any products will achieve any degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period. Additionally, there can be no assurance that a market will develop for the Company's products, or that if a market does develop that such products will be profitable or that profitability, if attained, can be sustained. Although the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending to compensate for the expected shortfall in net revenues. However, the Company expects to generate a significant operating loss in the first quarter of FY 1997 and until such time, if any, as SoftRAM3.0 and other new products are released and accepted by the marketplace. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. Failure to complete on a timely basis, or lack of demand for SoftRAM3.0 or other new products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe. If SoftRAM3.0 or other new products do not achieve a significant degree of market acceptance, the adverse consequences upon the Company would be severe.


     The Company has in the past experienced fluctuations in its quarterly operating results and expects such fluctuations to continue, to varying and unpredictable degrees, in the future. Factors that contribute to fluctuations in the Company's quarterly operating results include the timing of new product introductions, competitive offerings, product shipments, product returns, promotional programs, seasonality and general economic conditions. In addition, quarterly operating results are affected by changes in market acceptance and sales of existing products. There can be no assurance that new products will be introduced by the Company in a timely manner or that these products will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any significant period. Historically, seasonality has not been a significant factor for the Company.

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

     Accordingly, the Company's revenues are difficult to forecast and may vary significantly from quarter to quarter. In addition, the Company expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall or demand in relation to the Company's expectations would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

CONSOLIDATED RESULTS OF OPERATIONS

  Net Revenues

                                                    FY 1996       INCREASE       FY 1995
                                                  ------------    --------     -----------
        Net Revenues before product recall
          returns...............................  $12,797,786        >100%     $3,580,404

     The Company has derived substantially all of its software revenues from sales of SoftRAM and SoftRAM95 to software distributors, computer superstores and mass merchandisers in North America. The growth in revenues during FY 1996 was primarily attributable to the introduction of SoftRAM which began shipping in May 1995 and SoftRAM95 which began shipping in August 1995. Sales of SoftRAM and SoftRAM95 constituted roughly 96% and 71% of the Company's revenues during FY 1996 and FY 1995, respectively. There were little or no sales in the third and fourth quarters of FY 1996 due to the Company's announcement that it had identified a problem with SoftRAM95 on October 20, 1995, and its subsequent recall of SoftRAM95 towards the end of the second quarter (see "SoftRAM95 Product Recall", above).



     In connection with the recall of product initiated by the Company, return and repurchase of product totaled $5,767,375 in FY 1996. Other charges for legal fees, settlements and upgrades have been charged as operating expenses -- nonrecurring charges.


  Cost of Revenues

                                                    FY 1996       INCREASE       FY 1995
                                                  ------------    --------     -----------
        Cost of Revenues........................   $1,251,126        >100%      $280,195
        Percentage of Net Revenues..............      10%                          8%

     Cost of revenues consists of direct manufacturing costs for the Company's software products. Cost of revenues as a percentage of net revenues increased to 10% during FY 1996, from 8% in FY 1995, primarily due to the Company's write off of approximately $325,000 in CD ROM inventories in the fourth quarter of FY 1996 along with a $150,000 charge to cost of revenues during the second quarter of FY 1996 to reflect the write-off of existing inventories of SoftRAM and SoftRAM95 (see "SoftRAM95 Product Recall", above). The overall increase in the cost of revenues in FY 1996 is directly attributable to the increase in net revenues.

  Research and Development Expenses

                                                    FY 1996       INCREASE       FY 1995
                                                  ------------    --------     -----------
        Research and Development Expenses.......   $1,521,374        >100%      $676,037
        Percentage of Net Revenues..............      12%                          19%

     Research and development expenses increased from $676,037 in FY 1995 to $1,521,374 in FY 1996. This increase is primarily attributable to expenses associated with the development of SoftRAM3.0 and to the increase in the number of research and development projects. Although the Company's research and development expenses increased in FY 1996 as compared to the same period in the prior year, as a percentage of net revenues, research and development expenses decreased to 12% from 19% due to the even greater growth in the Company's net revenues. Although the Company is making efforts to adjust its spending to compensate for the expected shortfall in net revenues until SoftRAM3.0 or other new products are released, the Company expects research and development expenses to continue to increase during FY 1997 primarily due to the anticipated increase in the number of research and development staff and projects.

     In accordance with Statement of Financial Accounting Standards No. 86 (FASB
86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of FY 1996, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for FY 1996 or 1995 were borne directly by the Company's customers.

  Marketing and Selling Expenses

                                                       FY 1996      INCREASE      FY 1995
                                                     -----------    --------     ---------
        Marketing and Selling Expenses.............  $6,199,631        >100%     $797,845
        Percentage of Net Revenues.................      48%                        22%

     Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses increased in FY 1996 primarily due to expenses associated with the introduction of SoftRAM95 in August of 1995, and due to other expenses required to support the increase in net revenues. While the Company expects marketing and selling expenses to continue at reduced levels until the release of SoftRAM3.0 or other new products, the Company expects that additional marketing and selling expenses will be required to support the launch of SoftRAM3.0 and the release of other new products during FY 1997.

  General and Administrative Expenses

                                                       FY 1996      INCREASE      FY 1995
                                                     -----------    --------     ---------
        General and Administrative Expenses........  $2,694,776        >100%     $547,642
        Percentage of Net Revenues.................      21%                        15%

     General and administrative expenses increased in FY 1996 due primarily to increases in direct and indirect expenses required to support the increase in net revenues, the facilities expansion, the increased number of support and management staff and the corporate structure. Although the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending to compensate for the expected shortfall in net revenues until SoftRAM3.0 or other new products are released.

  Nonrecurring Charge -- SoftRAM95 Product Recall


     Although the final cost of the SoftRAM95 product recall cannot be estimated with any certainty, the Company has taken one time charges totaling $12,344,652 in FY 1996 to provide for the expected costs of this recall, including costs of product returned under the recall in excess of normal returns reserves aggregating $5,767,375, and legal fees and expenses and the cost of settlements for SoftRAM and SoftRAM95 related litigation aggregating $6,577,277. See "SoftRAM95 Product Recall", above, for a detailed discussion of this issue.


  Other Income (Expense), Net


                                                       FY 1996      INCREASE      FY 1995
                                                     -----------    --------     ---------
        Other Income (Expense), Net................  $(1,192,772)      >100%     $(63,034)



     Other income and expense consists largely of interest income and expense, additionally, other income and expense for FY 1996 includes the approximately $202,000 gain on the sale of the Company's Autoship subsidiary (see "Part III.
Item 12. Certain Relationships and Related Transactions -- Sale of Autoship Subsidiary", below, for further discussion of this transaction) and a $1.3 million non-cash charge to interest expense related to the issuance of convertible debentures. (See Note 17 to the Company's financial statements).


  Net (Loss), Income


     For the reasons outlined above the Company realized a $12,021,950 net loss in FY 1996 as compared to net income of $692,348 in FY 1995.


LIQUIDITY AND CAPITAL RESOURCES


     Cash used in operating activities for FY 1996 was $1,861,698. However, cash and cash equivalents increased $9,321,420 from June 30, 1995 to June 30, 1996 due primarily to the $11,570,000 in cash provided by the Company's issuance of convertible debentures in May of 1996 (see "Part I -- Item 5. Market For Common Equity and Related Shareholder Matters", above, for further discussion of convertible debentures). Over the same period, the Company's working capital increased by only $1,792,509 (from $2,294,166 at June 30, 1995 to $4,086,675 at
June 30, 1996) due primarily to the offsetting effects of the Company's recall of its SoftRAM product (see "Part I -- Item 1. SoftRAM Product Recall and "Nonrecurring Charge -- SoftRAM95 Product Recall", above, for a detailed discussion of this issue). The Company uses its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows. The Company has no plans, commitments or agreements with respect to any such transactions as of the date of this report other than those discussed above (see "Part I -- Item 1. The Business -- Growth and Acquisitions and Strategic Alliances").

     The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating little or no revenue and related cash flows and anticipates generating little or no revenue or cash flows until SoftRAM3.0 or other new products are released. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of FY 1997. The Company generally receives cash from sales 90 days after shipping its product. Should the receipt of cash from the release of SoftRAM3.0 or other new products exceed this twelve month period the adverse consequences would be severe. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of SoftRAM3.0 or other new products or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. Since the Company's current policy is consistent with the provisions of SFAS No. 121, the Company's management does not anticipate that the new pronouncement will impact its Financial Statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board Opinion 25 ("APB No. 25") if certain pro forma disclosures are made. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure and to recognize costs under APB No. 25 and to comply with the pro forma disclosure requirements of SFAS No. 123. If the Company makes this election, SFAS No. 123 will have no impact on the Company's Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Please see pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

              NAME                  AGE                      POSITIONS HELD
--------------------------------    ---     -------------------------------------------------
Daniel G. Taylor................    38      Chairman of the Board, Executive Vice President
                                            of Marketing and Secretary
Rainer Poertner.................    48      Chief Executive Officer, President and a Director
David F. Gatto..................    35      Chief Operating Officer
Barbara Velline.................    31      Chief Financial Officer
Wendell Brown...................    35      Vice President of Technology and a Director
Myles Lawrence..................    49      Vice President of Engineering
John Shaw.......................    39      Vice President of Corporate Communications
Roy Belosic.....................    51      Vice President of Marketing
Lloyd I. Baron..................    49      Director
Jon D. Sawyer...................    50      Director

     Daniel G. Taylor has served as Secretary and a Director of the Company since May 8, 1995, and as Chairman of the Board and Executive Vice President of Marketing since July 1, 1995. He also served as Chief Executive Officer from May 8, 1995 until June 30, 1995. Mr. Taylor was President and a Director of Autoship Systems Corporation from 1993 to December of 1995. From February 1995 until its merger with the Company on May 8, 1995, he also served as Chief Executive Officer and a Director of Seamless Software Corporation. From 1988 to 1992, Mr. Taylor was engaged with Cineplex Odeon Corporation with the head office in Toronto, Ontario, and on assignment with its UK subsidiary in London, England. Mr. Taylor was in the development side of the business, culminating in his appointment as Vice President of Development. Prior to joining Cineplex, he was a senior litigation associate for five years with the Toronto-based law firm of Fasken Campbell Godfrey where he participated in a broad variety of corporate and commercial litigation including corporate takeovers, shareholder actions and asset purchases. Mr. Taylor received his law degree from Osgoode Hall in 1982.

     Rainer Poertner has served as President and a Director of the Company since May 8, 1995, and as Chief Executive Officer since July 1, 1995. He co-founded Seamless Software Corporation ("Seamless") and served as a Director and as President of Seamless from its inception in May 1993 until its merger with the Company on May 8, 1995. Mr. Poertner has over 15 years of business experience in the international business community. After having held several positions in the European and US entertainment industries, he founded Hybrid Arts, Inc. in 1986 by arranging venture financing for ADAP -- the first Direct-To-Disk Digital Recording System. After arranging Hybrid Arts' sale in 1991, Mr. Poertner became CEO of Hydra Systems, Inc. which developed and marketed ANDOR -- a fully functional Macintosh CPU on a PC peripheral card. Hydra Systems subsequently sold the technology and the inherent rights to a company in Seoul, Korea in 1992 as part of a Chapter 7 voluntary liquidation. Mr. Poertner received degrees in economics from the University of Frankfurt in 1975 and the Klinger Business School in 1973.


     David F. Gatto has served as Chief Operating Officer of the Company since July 8, 1996. Mr. Gatto most recently served as Executive Vice President of L.A. Gear, Inc., from September of 1991 to June of 1996, where he was responsible for the overall supervision of the company's sales, merchandising and operations function. Prior to joining L.A. Gear, from August of 1988 to September of 1991 Mr. Gatto served as a manager at the L/E/K Partnership, an international management consulting firm which specializes in developing strategic plans for Fortune 500 and emerging growth companies. Earlier, he was a consultant with Bain & Company's San Francisco and London offices. Mr. Gatto holds a Master of Science Degree in Management from M.I.T.'s Sloan School of Management (1988) and a Bachelor of Sciences Degree in Nuclear Engineering and Industrial Engineering from the University of California, Berkeley (1984).

     Barbara Velline has served as Chief Financial Officer of the Company since December 1995. She also served as Vice President of Finance and Controller from September through December 1995. From January of 1987 to April of 1990, Ms. Velline was an auditor for Price Waterhouse in Los Angeles. From April 1990 to August 1994, Ms. Velline was a manager at Pioneer Electronics (USA) Inc.. In August 1994, Ms. Velline relocated with her family to Piemonte, Italy. Ms. Velline received her Bachelor of Sciences Degree in Business Administration/ Accounting from the University of Southern California in December of 1986. Ms. Velline was certified as a public accountant by the State of California in 1992.

     Wendell Brown has served as a Director of the Company since May 8, 1995, and as Vice President of Technology since June 1, 1995. Mr. Brown co-founded Seamless Software Corporation with Rainer Poertner in May 1993 and served as a Director until February 1995. Prior, from 1990 to 1993, Mr. Brown was an independent consultant. From 1989 to 1990, Mr. Brown was President of Hydra Systems Inc. which subsequently filed for Chapter 7 voluntary liquidation in 1992. From 1986 to 1989, Mr. Brown was Vice President of Research and Development of Amtel Video Inc., a developer of advanced video and audio products, which he also co-founded. Mr. Brown has also served as President and co-founder of Hippopotamus Software, as an engineering manager at Imagic Corp., as a Hughes Fellow at Hughes Aircraft Company Ground Systems Group and as a software developer with Chrysler Corporation. Mr. Brown attended Cornell University.

     Myles Lawrence has served as Vice President of Engineering of the Company since August 12, 1996. Previously, he held various managerial positions with Micro Design International, from 1992 to August 1996, most recently Director of Technical Services in which he managed all technical departments including sales engineering, product management, corporate MIS, and technical support. Prior to Micro Design, Mr. Lawrence served as a Vice President of Product Development at AutoScan Systems from 1990 to 1992, and Director of Product Development at Integrated Computer Graphics from 1989 to 1990. His earlier experience includes Application Engineering Manager at Intergraph Corporation; Application Engineer with General Electric's CALMA Division; and CAD/CAM Manager with Parsons Corporation. Mr. Lawrence received his Bachelor of Sciences Degree in Engineering from Merrimack College in 1969.

     John Shaw has served as Vice President of Corporate Communications of the Company since August 1, 1996. Previously, he served as a Vice President in the investor relations practice of Sitrick and Company, from August 1995 to July 1996, where his account management responsibilities included Syncronys. Previous to Sitrick and Company, Mr. Shaw served as an Account Group Supervisor at the Financial Relations Board, from February 1992 to August 1995. Prior he worked as a business journalist including on-air with a CBS affiliate and as a print journalist with Gannett News. From 1981 to 1985, Mr. Shaw worked as a stockbroker with E.F. Hutton. He also served as a Captain and Communications Officer in the United States Marine Corps from 1978 to 1982. Mr. Shaw holds a Masters Degree in Management from Webster College (1981) and a Bachelor of Arts Degree in Psychology from the University of Arizona (1978).

     Roy Belosic has served as Vice President of Marketing of the Company since May 31, 1996. Mr. Belosic has more than 25 years experience as a marketing executive and most recently served as Senior Partner at Lysander, Nicholas and Company, a marketing and communications consulting firm from April 1993 to May 1996. Previously, Mr. Belosic served as a Managing Director at Profile Communications, from June 1991 to April 1993, and Vice President of Marketing at Bear Computer Systems, from January 1990 to March 1991. In addition, he has taught at Santa Monica City College for the past 26 years as an adjunct Professor of Business. Mr. Belosic holds a Master of Science Degree in Marketing from UCLA's Anderson School of Management (1968) and a Bachelor of Science Degree in Business Administration from UCLA (1967).

     Lloyd I. Baron, Ph.D., was elected a Director of the Company on October 16, 1995 by the Company's Board of Directors to fill one of two vacancies created by the expansion of the board from three to five members. Dr. Baron has been working in the field of international business and enterprise development for over 25 years. During this period he has served as advisor to private and public sector organizations throughout North America as well as in Asia, Africa, the Caribbean and Latin America. In 1985, he founded Horizon Pacific International ("HPI") and since has been its managing director, creating a diverse and highly regarded team of consultants that specialize in facilitating the creation of joint ventures between emerging

Asian enterprises and their counterparts in America. Under Dr. Baron's leadership, HPI has over the last five years focused on the internationalization of the delivery of advanced medical services. With his guidance, a large network of world class teaching hospitals have been linked to exploit the rapidly expanding market demands from newly industrializing economies in the Pacific rim. Dr. Baron is a graduate of Michigan University, M.A. economics, and McGill University, Ph.D. economics.

     Jon D. Sawyer was elected a Director of the Company on October 16, 1995 by the Company's Board of Directors to fill one of two vacancies created by the expansion of the board from three to five members. He has been engaged in the private practice of law specializing in securities and corporate law since 1979, and has worked with the firm of Jon D. Sawyer P.C. since January 1993. From 1976 until 1979 he served as a trial attorney with the Denver Regional Office of the Securities and Exchange Commission. Mr. Sawyer received his law degree from the University of Wyoming in 1974. He served as securities and corporate counsel for the Company from its inception in 1986 until 1988, and from March 1995 to October 15, 1995.

     There are no family relationships among the executive officers and directors.

     The Company's Directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The Officers of the company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until they shall resign or have been removed from office. The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Nevada law. The Company has no audit, compensation or nominating committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company during its most recent fiscal year; Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year; and certain written representations, the Company believes that all required reports were filed on a timely basis during the last fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information regarding executive compensation for the Company's Chief Executive Officer and other highly compensated Executive Officers for the years ended June 30, 1996 and 1995. No executive officer received compensation in excess of $100,000 for the year ended June 30, 1995:

                                                                          LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION     ----------------------
                                                  -------------------            OPTIONS/
                                                  FISCAL                           SARS
                                                   YEAR       SALARY             (NUMBER)
                                                  ------     --------     ----------------------
    Rainer Poertner,............................   1995      $ 71,000             150,000
      Chief Executive Officer & President          1996       187,500                 -0-
    Daniel G. Taylor............................   1995      $ 61,000             150,000
      Executive Vice President of Marketing        1996       150,000                 -0-
    Wendell Brown...............................   1995      $ 12,000             150,000
      Vice President of Technology                 1996       146,000                 -0-

     The Company has entered into employment agreements with Rainer Poertner (May 8, 1995), Daniel G. Taylor (May 8, 1995), and Wendell Brown (June 1, 1995). The initial term under these agreements is through June 30, 2000, but unless either party gives the other written notification 60 days prior to termination of the initial term or any renewal thereof, the agreements will be extended for an additional four year term. Nevertheless, these executive officers may voluntarily terminate their employment with the Company at any time. The agreement with Mr. Poertner provides for an annualized base salary of $187,500 and $239,000 for FY 1996 and 1997, respectively, with increases of $39,000 each year thereafter. The agreement with

Mr. Taylor provides for an annualized base salary of $150,000 and $185,000 for FY 1996 and 1997, respectively, with increases of $30,000 each year thereafter. The agreement with Mr. Brown provides for an annualized base salary of $146,000 and $185,000 during FY 1996 and 1997, respectively, with increases of $30,000 each year thereafter. In addition, all three agreements provide for bonuses to be paid from time to time in amounts to be determined by the Company's Board of Directors, and for car allowances of $500 per month. Each of these agreements provides that during the term of the individual's employment by the Company, and for a period of two years following the termination of such employment, they will hold in confidence all knowledge and information of a confidential nature with respect to the Company's business, and will not engage in any business, directly or indirectly, under any corporate or trade name used by the Company without the Company's prior consent.

     In addition, at June 30, 1996 the following officers and a former officer of the company had outstanding loans to the company in the amounts set forth below in the form of a demand note which bears interest at the rate of prime plus 2%: Rainer Poertner ($45,000), Daniel G. Taylor ($34,500), Wendell Brown ($34,500) and Kevin P. O'Neill ($34,500).

STOCK OPTION PLAN

     In May 1995, the Board of Directors adopted a Stock Option Plan (the "Plan") which was approved by the Company's shareholders on November 28, 1995. The Plan allows the Board to grant stock options from time to time to employees, directors and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board at the time options are granted. On August 1, 1996 the Board approved an increase in the total number of options to be granted under the plan from 1,200,000 to 1,700,000 (subject to adjustment in the event of certain recapitalizations, stock splits, reorganizations and similar transactions). This increase in total number of options to be granted under the plan must be approved by the Company's Shareholders. The option price must be satisfied by the payment of cash. The Board of Directors may amend the Plan at any time, provided that the Board may not amend the Plan to materially increase the benefits accruing to participants under the Plan, or materially change the eligible classes of participants without shareholder approval.

     No options were granted to the Company's Chief Executive Officer or named Executive Officers during fiscal 1996. During fiscal 1996, the Company granted non-qualified stock options to purchase an aggregate number of 145,000 shares of Common Stock to other employees, outside directors and consultants to the Company with the exercise prices equal to the fair market value on the date of grant with vesting provisions at varying intervals through 1999.

DIRECTOR'S COMPENSATION

     Compensation is not provided for directors of the Company who are employee directors. However, the Company granted each of its two outside directors 15,000 non-qualified stock options on November 7, 1995. These options were granted at an exercise price of $6.50 which was equal to the fair market value on the date of grant and were fully vested on the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 20, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each named Executive Officer and Director individually and all Executive Officers and Directors of the Company as a group, in each case on a fully diluted basis including shares underlying stock options. Each person listed holds sole voting and investment power with respect to the shares shown, except as noted.

     The Company does not know of any existing agreements, the operation of which may at subsequent date result in a change in control of the Company.

                                              ADDRESS OF         AMOUNT AND NATURE OF     PERCENT
       NAME OF BENEFICIAL OWNER            BENEFICIAL OWNER      BENEFICIAL OWNERSHIP     OF CLASS
--------------------------------------  -----------------------  --------------------     --------
Rainer Poertner.......................  c/o Syncronys                  2,599,965(1)          17.6%
                                        Softcorp(*)
Wendell Brown.........................  c/o Syncronys                  1,725,000(2)          11.7%
                                        Softcorp(*)
Daniel G. Taylor......................  c/o Syncronys                  6,625,035(3)          44.8%
                                        Softcorp(*)
Lloyd I. Baron........................  c/o Syncronys                     15,000(4)           0.1%
                                        Softcorp(*)
Jon D. Sawyer.........................  c/o Syncronys                     15,000(5)           0.1%
                                        Softcorp(*)
Mobius Capital Corp. .................  Continental Building           6,475,035             43.8%
                                        3rd Floor 25 Church
                                        Street
                                        Hamilton, HMLX Bermuda
All Executive Officers and Directors
  as a Group (10 Persons).............  c/o Syncronys                 11,570,000(1)(2)       78.2%
                                        Softcorp(*)
                                                                                (3)(4)
                                                                                (5)(6)

---------------
(*) 3958 Ince Boulevard, Culver City, CA 90232.

(1) Includes 150,000 shares underlying stock options held by Mr. Poertner, all of which are fully vested.

(2) Includes 150,000 shares underlying stock options held by Mr. Brown, all of which are fully vested.

(3) Includes 6,475,035 shares held by Mobius Capital Corp. in which Mr. Taylor has an indirect beneficial interest and includes 150,000 shares underlying stock options held by Mr. Taylor, all of which are fully vested.

(4) Includes 15,000 shares underlying stock options held by Mr. Baron, all of which are fully vested.

(5) Includes 15,000 shares underlying stock options held by Mr. Sawyer, all of which are fully vested.

(6) Includes 590,000 shares underlying stock options held by other officers and directors of the Company, which vest in varying intervals through 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     The Purchaser is wholly owned by Dr. Lloyd Baron, an outside member of the Company's Board of Directors who is not part of the committee of the Company's Board of Directors which approved this transaction. In March 1995, the Purchaser sold the Company an 80% interest in Autoship for consideration of approximately $245,000, comprised mainly of an approximately $220,000 note payable. Also in March 1995, the remaining 20% interest in Autoship was purchased from an unaffiliated third party for approximately $120,000 in a convertible debenture which was subsequently converted to common stock. In March 1995, Daniel G. Taylor, currently an officer and director of the Company, and Kevin O'Neill, a former officer of the Company, had an interest in the Purchaser. These interests were subsequently acquired by Dr. Baron.

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

MERGER WITH SEAMLESS SOFTWARE CORPORATION

     On May 8, 1995, the Company completed a merger with Seamless in which the Company was the surviving corporation. The Company issued a total of 10,500,000 shares (approximately 90%) of its common stock to the shareholders of Seamless.

     The 10,500,000 shares issued in the merger with Seamless were issued to the following shareholders of Seamless in the amounts set forth below:

                                    NAME                       NUMBER OF SHARES
                ---------------------------------------------  ----------------
                Rainer Poertner..............................      2,449,965
                Wendell Brown................................      1,575,000
                Mobius Capital Corp.(1)......................      6,475,035
                                                                  ----------
                                                                  10,500,000

---------------
(1) Daniel G. Taylor, an executive officer and director of the Company, has an indirect beneficial interest in the 6,475,035 shares held by Mobius Capital Corp.

TRANSACTIONS INVOLVING SEAMLESS

     Since its incorporation in May 1993, Seamless issued 500 shares of its common stock to each of its two founders, Rainer Poertner and Wendell Brown, for a cash consideration of $500 each, or a total of $1,000. During February 1995, Messrs. Poertner and Brown sold 267 and 350 shares of their stock, respectively, to Mobius Capital Corp.

     During the period from Seamless' inception through December 31, 1994, a company affiliated by the common ownership of Rainer Poertner manufactured Seamless' software product (MacAccess). This same company also purchased this product from Seamless and distributed it to software distributors and retailers. Seamless' sales to this affiliated company totaled $107,545 for the period from May 23, 1993 to December 31, 1994. During this same period of time, the affiliated company charged Seamless $57,553 for manufacturing costs for this product. During the first quarter of calendar 1995, the affiliated company discontinued its operations and Seamless took over full responsibility for manufacturing and marketing its products. All balances due and owing between these parties have been settled.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


EXHIBIT                                                                              SEQUENTIAL
NUMBER                DESCRIPTION                           LOCATION                 PAGE NUMBER
------     ---------------------------------    ---------------------------------    -----------
   3.1     Articles of Incorporation            Incorporated by reference to the
           (Nevada) and Bylaws of Redstone      Issuer's Form 10-KSB dated
           Capital, Inc.                        October 4, 1995
   3.2     Articles of Merger dated May 5,      Incorporated by reference to the
           1995, merging Seamless Software      Issuer's Form 8-K dated May 8,
           Corporation into Redstone            1995
           Capital, Inc. and changing its
           name to Syncronys Softcorp
  10.1     Stock Option Plan                    Incorporated by reference to the
                                                Issuer's Form 10-KSB dated
                                                October 4, 1995
  10.2     Agreement dated April 6, 1995        Incorporated by reference to the
           among Redstone Capital, Inc.,        Issuer's Form 8-K dated May 8,
           Seamless Software Corporation,       1995
           Mobius Capital Corp., Rainer
           Poertner, Wendell Brown and
           Mark Moldenhauer
  10.3     Agreements dated February 24,        Incorporated by reference to the
           1995 and March 10, 1995 among        Issuer's Form 10-KSB dated
           Seamless Software Corporation and    October 4, 1995
           Hypro Technologies, Inc. and
           Seamless Software Corporation and
           Grayshire Research LTD.
  10.4     Agreement dated January 15, 1996     Incorporated by reference to the
           as amended February 26, 1996         Issuer's Form 10-KSB dated
           among Syncronys Softcorp and         September 30, 1996
           Seamless Software Corporation
  10.5     Employment Agreement with            Incorporated by reference to the
           Rainer Poertner                      Issuer's Form 10-KSB dated
                                                October 4, 1995
  10.6     Employment Agreement with            Incorporated by reference to the
           Daniel G. Taylor                     Issuer's Form 10-KSB dated
                                                October 4, 1995
  10.7     Employment Agreement with Wendell    Incorporated by reference to the
           Brown                                Issuer's Form 10-KSB dated
                                                October 4, 1995
  10.8     Employment Agreement with            Incorporated by reference to the
           David F. Gatto                       Issuer's Form 10-KSB dated
                                                September 30, 1996
  10.9     Employment Agreement with            Incorporated by reference to the
           Jon Jackson                          Issuer's Form 10-KSB dated
                                                September 30, 1996
    11     Statement re: Computation of Per     Incorporated by reference to the
           Share Earnings                       Issuer's Form 10-KSB dated
                                                September 30, 1996
    21     Subsidiaries of registrant           Incorporated by reference to the
                                                Issuer's Form 10-KSB dated
                                                September 30, 1996
    27     Financial Data Schedule              Incorporated by reference to the
                                                Issuer's Form 10-KSB dated
                                                September 30, 1996


     (b) Reports on Form 8-K

     During the last quarter of the period covered by this Report the Company filed two reports on Form 8-K dated December 18, 1995 and June 12, 1996, to report under Item 5 the SoftRAM Product Recall, FTC Investigation and Legal Proceedings and the Completion of Private Placement of $13 Million Aggregate Principal Amount of Debentures, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNCRONYS SOFTCORP

Dated: May 15, 1997                       By: /s/      DANIEL G. TAYLOR

                                            ------------------------------------
                                             Daniel G. Taylor, Chairman of the
                                                            Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                SIGNATURE                                CAPACITY                     DATE
------------------------------------------  -----------------------------------  --------------

         /s/           DANIEL G.            Chairman of the Board, Executive      May 15, 1997
                  TAYLOR                    Vice President of Marketing and
------------------------------------------  Secretary
             Daniel G. Taylor

           /s/           RAINER             Chief Executive Officer, President    May 15, 1997
                 POERTNER                   and a Director
------------------------------------------
             Rainer Poertner

          /s/           BARBARA             Chief Financial Officer (Principal    May 15, 1997
                 VELLINE                    Accounting Officer)
------------------------------------------
             Barbara Velline

         /s/            LLOYD I.            Director                              May 15, 1997
                  BARON
------------------------------------------
              Lloyd I. Baron

          /s/             JON D.            Director                              May 15, 1997
                  SAWYER
------------------------------------------
              Jon D. Sawyer

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Syncronys Softcorp:


     We have audited the accompanying consolidated balance sheet of Syncronys Softcorp and subsidiary as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1996 and 1995, which financial statements have been restated as described in Note 17. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.



     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syncronys Softcorp and subsidiary as of June 30, 1996 and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.


                                          /s/  KPMG PEAT MARWICK LLP

Long Beach, California

August 16, 1996, except for Note 17,


  as to which the date is May 15, 1997

                               SYNCRONYS SOFTCORP

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996


    ASSETS
    Current assets:
      Cash and cash equivalents............................................  $ 10,027,386
      Trade accounts receivable,net........................................       128,427
      Other receivables....................................................     2,242,236
      Income tax refund receivable.........................................       903,112
      Prepaid expenses and other current assets............................       229,946
                                                                             ------------
              Total current assets.........................................    13,531,101
    Property and equipment, net............................................       123,017
    Note receivable, excluding current portion.............................       146,670
    Unamortized debt issuance and debt discount costs......................     2,000,930
    Amounts due from related parties, principally shareholders.............       148,500
                                                                             ------------
                                                                             $ 15,950,218
                                                                             ============
    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
    Current liabilities:
      Trade accounts payable...............................................  $  1,040,471
      Accrued expenses.....................................................     5,042,198
      Product recall liability.............................................     3,361,757
                                                                             ------------
              Total current liabilities....................................     9,444,426
                                                                             ------------
    Convertible debentures.................................................    13,167,596
    Stockholders' deficiency:
      Common stock, $.0001 par value. Authorized 75,000,000 shares;
         issued and outstanding 13,971,011 shares..........................         1,397
      Additional paid in capital...........................................     4,981,856
      Preferred stock, $.0001 par value. Authorized 10,000,000 shares; zero
         shares issued and outstanding.....................................            --
      Accumulated deficit..................................................   (11,645,057)
                                                                             ------------
              Total stockholders' deficiency...............................    (6,661,804)
                                                                             ------------
    Commitments and contingencies
                                                                             $ 15,950,218
                                                                             ============


          See accompanying notes to consolidated financial statements

                               SYNCRONYS SOFTCORP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1996


                                                                       1995            1996
                                                                    ----------     ------------
Net revenues before product recall returns........................  $3,580,404       12,797,786
Product recall returns............................................          --        5,767,375
Cost of revenues..................................................     280,195        1,251,126
                                                                    -----------    ------------
          Gross profit............................................   3,300,209        5,779,285
                                                                    -----------    ------------
Operating expenses:
  Research and development........................................     676,037        1,521,374
  Marketing and selling...........................................     797,845        6,199,631
  General and administrative......................................     547,642        2,694,776
  Nonrecurring charge -- product recall...........................          --        6,577,277
                                                                    -----------    ------------
          Total operating expenses................................   2,021,524       16,993,058
                                                                    -----------    ------------
          Operating income (loss).................................   1,278,685      (11,213,773)
Other (expense) income:
  Amortization of discount on convertible
     debentures charged to interest expense.......................          --       (1,298,593)
  Other...........................................................     (63,034)         105,821
                                                                    -----------    ------------
          Total other (expense) income............................     (63,034)      (1,192,772)
          Income (loss) before income taxes.......................   1,215,651      (12,406,545)
Income tax expense (benefit)......................................     523,303         (384,595)
                                                                    -----------    ------------
          Net income (loss).......................................  $  692,348      (12,021,950)
                                                                    ===========    ============
Net earnings (loss) per share.....................................  $      .05             (.87)
                                                                    ===========    ============
Weighted average number of common shares and
  common share equivalents used in computation
  of net earnings (loss) per share................................  13,251,693       13,849,136
                                                                    ===========    ============


          See accompanying notes to consolidated financial statements

                               SYNCRONYS SOFTCORP


          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       YEARS ENDED JUNE 30, 1995 AND 1996


                                                                           RETAINED                      TOTAL
                                         COMMON STOCK       ADDITIONAL     EARNINGS       FOREIGN     STOCKHOLDERS'
                                      -------------------    PAID IN     (ACCUMULATED    CURRENCY        EQUITY
                                        SHARES     AMOUNT    CAPITAL       DEFICIT)     TRANSLATION   (DEFICIENCY)
                                      ----------   ------   ----------   ------------   -----------   ------------
Balance at June 30, 1994............  12,956,574   $1,296   $  258,745   $   (315,455)    $    --     $    (55,414)
Common stock issued for cash........     804,437       80    1,608,794             --          --        1,608,874
Debenture converted to common
  stock.............................      60,000        6      119,994             --          --          120,000
Foreign currency translation
  adjustment........................          --       --           --             --      (9,496)          (9,496)
Net income..........................          --       --           --        692,348          --          692,348
                                      ----------    -----    ---------    -----------      ------      -----------
Balance at June 30, 1995............  13,821,011    1,382    1,987,533        376,893      (9,496)       2,356,312
Issuance of common stock in exchange
  for consulting services...........     150,000       15      356,235             --          --          356,250
Issuance of stock options in
  exchange for consulting
  services..........................          --       --      717,633             --          --          717,633
Foreign currency translation
  adjustment........................          --       --           --             --       9,496            9,496
Discount on issuance of convertible
  debentures........................          --       --    1,920,455             --          --        1,920,455
Net loss............................          --       --           --    (12,021,950)         --      (12,021,950)
                                      ----------    -----    ---------    -----------      ------      -----------
Balance at June 30, 1996............  13,971,011   $1,397   $4,981,856   $(11,645,057)    $    --     $ (6,661,804)
                                      ==========    =====    =========    ===========      ======      ===========


          See accompanying notes to consolidated financial statements

                               SYNCRONYS SOFTCORP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1996


Cash flows from operating activities:
  Net loss.....................................................................  $(12,021,950)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of discount on convertible debentures charged to interest
      expense..................................................................     1,298,593
     Depreciation and amortization.............................................       181,390
     Gain on sale of subsidiary................................................      (202,616)
     Change in deferred taxes..................................................       230,000
     Non-cash expense related to the issuance of stock and stock options.......     1,073,883
     Accrued interest on debentures............................................       167,596
     Other.....................................................................        (3,485)
  Changes in operating assets and liabilities:
     Trade accounts receivable.................................................     2,457,077
     Other receivables.........................................................    (2,266,987)
     Income tax refund receivable..............................................      (903,112)
     Inventories...............................................................        27,733
     Prepaid expenses and other current assets.................................       (62,831)
     Amounts due from related parties, principally shareholders................      (148,500)
     Accounts payable..........................................................       846,226
     Accrued expenses..........................................................     4,828,522
     Product recall liability..................................................     3,361,757
     Taxes payable.............................................................      (724,994)
                                                                                  -----------
          Net cash used in operating activities................................    (1,861,698)
                                                                                  -----------
Net cash used in investing activities:
  Capital expenditures.........................................................      (293,201)
                                                                                  -----------
          Net cash used in investing activities................................      (293,201)
Net cash provided in financing activities:
  Issuance of debentures, net of issuance costs................................    11,570,000
  Principal payments on long-term debt.........................................       (93,681)
                                                                                  -----------
          Net cash provided by financing activities............................    11,476,319
          Net increase in cash and cash equivalents............................     9,321,420
Cash and cash equivalents at beginning of year.................................       705,966
                                                                                  -----------
Cash and cash equivalents at end of year.......................................  $ 10,027,386
                                                                                  ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes was $903,112
  No cash was paid during the year for interest
Supplemental disclosure of non-cash activities:
  Forgiveness of indebtedness in conjunction with sale of
     Subsidiary -- $220,000


          See accompanying notes to consolidated financial statements

                               SYNCRONYS SOFTCORP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1995

Cash flows from operating activities:
  Net income.....................................................................  $  692,348
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization...............................................      91,538
     Increase in deferred tax assets.............................................    (230,000)
     Increase in allowance for doubtful accounts and returns.....................     375,000
  Changes in operating assets and liabilities:
     Accounts receivable.........................................................  (2,793,663)
     Inventories.................................................................     (27,733)
     Prepaid expenses and other current assets...................................    (100,106)
     Other assets................................................................       5,872
     Accounts payable............................................................     238,854
     Accrued expenses............................................................     213,676
     Taxes payable...............................................................     724,994
                                                                                   ----------
          Net cash used in operating activities..................................    (809,220)
                                                                                   ----------
Net cash used in investing activities:
  Capital expenditures...........................................................     (37,603)
Net cash provided by financing activities:
  Issuance of debentures, net of issuance costs..................................   1,608,874
  Principal payments on long-term debt...........................................     (57,600)
                                                                                   ----------
          Net cash provided by financing activities..............................   1,551,274
Effect of exchange rate changes on cash and cash equivalents.....................      (9,496)
          Net increase in cash and cash equivalents..............................     694,955
Cash and cash equivalents at beginning of year...................................      11,011
                                                                                   ----------
Cash and cash equivalents at end of year.........................................  $  705,966
                                                                                   ==========
Supplemental disclosure of cash flow information:
  No cash was paid during the year for income taxes or interest
Supplemental disclosure of non-cash activities:
 The Company issued 60,000 shares of common stock in exchange for redemption of a
 $120,000 debenture issued in connection with the purchase of the remaining minority interest of Autoship Systems Corporation

          See accompanying notes to consolidated financial statements

                               SYNCRONYS SOFTCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

     Syncronys Softcorp (the "Company") develops and markets software products for sale principally to software distributors and retailers in the U.S. and Canada. The Company was originally incorporated under the laws of the State of Colorado on May 2, 1986, under the name "Signum Inc." for the purpose of evaluating, structuring and completing a merger with, or acquisition of, a business opportunity. In December 1986, the Company completed an initial public offering of its securities. In November 1987, the Company completed the acquisition of certain assets and entered into the business of attempting to develop a secure modem product designed to protect computer based information. The business ceased operations during 1988 when the Company had depleted its working capital.

     The Company remained inactive until April, 1994 when it arranged for the receipt of a limited amount of funds to recommence minimal operations. On May 9, 1994 the shareholders of the Company approved a name change to "Redstone Capital, Inc." ("Redstone"), a merger with a newly formed Nevada corporation, for the purpose of changing the Company's state of domicile to Nevada and a reduction of the shares outstanding through a 1 for 400 reverse stock split. All financial information and share data contained herein has been adjusted to reflect the reverse split.

     On May 4, 1995, the Company's shareholders approved a merger with Seamless Software Corporation ("Seamless") and a change of the Company's name to Syncronys Softcorp. The merger with Seamless was completed on May 8, 1995, with the Company being the surviving corporation. Seamless was a software developer and publisher with offices in Culver City, California and Vancouver, British Columbia. Seamless was incorporated in Delaware on May 11, 1993, under the name Hypro Technologies, Inc. ("Hypro"), and in March 1995, Hypro effected a merger with a newly formed Nevada corporation for the purposes of changing its domicile to Nevada and changing its name to Seamless Software Corporation. In April 1995, Seamless acquired all of the outstanding common stock of Autoship Systems Corporation ("Autoship"), a company engaged in research, development and marketing of computer software for the marine industry. On March 1, 1996 the Company sold its interest in the Autoship subsidiary and recognized a gain on the sale of approximately $202,000.

     At the time of the acquisition of Autoship by Seamless the defacto controlling beneficial shareholder and chief executive officer of Autoship also owned an indirect majority beneficial interest in Seamless. Redstone shares were issued to a corporation in which this individual has an indirect beneficial interest. In connection with the merger with Seamless the shares issued to the corporation aggregated 6,475,035 or approximately 55% of total common shares outstanding. Subsequent to such merger an additional 4,024,965 shares, or approximately 35% of total outstanding shares, were issued to the two remaining shareholders of Seamless. Accordingly, the historical financial statements of the Company (formerly "Redstone"), as successor to the Seamless and Autoship businesses, include the combined operations of Seamless for all periods presented and Autoship through February 29, 1996. Additionally, assets and liabilities are recorded at the original accounting basis prior to the merger.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     Cash and cash equivalents includes certificates of deposit with an initial term of less than three months.

  Revenue Recognition

     The Company recognizes revenues as products are shipped, net of allowances for returns, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable by management. The Company provides customer support as an accommodation to purchasers of its products for

                               SYNCRONYS SOFTCORP
a limited time. Costs associated with such post sale customer support have been provided for in accrued expenses on the accompanying balance sheet.

  Revenue Related Reserves

     Reserves for sales returns are established based upon historical experience and management's estimates as shipments are made. The allowance for sales returns totaled $1,166,387 at June 30, 1996, and is shown as a reduction of accounts receivable on the accompanying balance sheet.

     Net revenues before product recall returns in 1995 and 1996 are net of recurring product return reserves expense of $340,000 and $1,166,387, respectively. Direct costs incurred by the Company for repurchase of products under the product recall program initiated by the Company, which aggregated $5,767,375 in 1996, are classified as product recall returns (note 9).

  Research and Development Costs

     Costs related to designing, developing and testing new software products are expensed as research and development as incurred. Although costs incurred subsequent to establishing technological feasibility of software products are permitted capitalization pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), the Company has not capitalized any software development costs since the impact to the financial statements for the periods presented has been immaterial. Research and development costs aggregated $676,037 and $1,521,374 for the fiscal years ended June 30, 1995 and 1996, respectively.

  Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation is provided on furniture and equipment using the straight-line method over the estimated economic life of the assets, generally three years. Depreciation is provided on leasehold improvements using an accelerated method over the estimated economic life or the lease term, whichever is shorter.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

  Net Earnings (Loss) per Share

     Net earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period. Additionally, common shares issued in the merger of Seamless into the Company (note 1) have been assumed to be outstanding for all periods presented. Common stock equivalents and convertible debentures have been excluded from the computation for the year ended June 30, 1996, a loss period, as their inclusion would be anti-dilutive.

  Financial Instruments

     The Financial Accounting Standards Board's SFAS No. 107 (Disclosures about Fair Value of Financial Instruments) defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's carrying value of trade and other accounts receivables, income tax receivable, notes receivable, accounts payable, accrued expenses, product

                               SYNCRONYS SOFTCORP
recall liability and convertible debentures approximates fair value because the instrument has a short-term maturity or because applicable interest rates are comparable to current borrowing rates.

  Long-Lived Assets

     In March 1995, SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of) was issued. This statement provides guidelines for recognition of impairment losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995. The Company's management does not believe that the adoption of this new standard will have a material effect on the Company's financial statements.

  Accounting for Stock Options

     In October 1995, SFAS No. 123 (Accounting for Stock-Based Compensation) was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options and will be effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure and to recognize compensation costs under APB Opinion No. 25 (Accounting for Stock Issued to Employees) and to comply with the pro forma disclosure requirements of SFAS No. 123. If the Company makes this election, SFAS No. 123 will have no impact on the Company's financial statements.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)  OTHER RECEIVABLES

     Other receivables at June 30, 1996 consists primarily of a $2,000,000 receivable from the Company's primary director's and officer's insurance carrier for reimbursement of a lawsuit settlement. As discussed at note 15, the Company has reached a settlement in principle whereby the Company would pay $3,250,000 as full settlement. The Company's primary director's and officer's insurance carrier has agreed to contribute $2,000,000 to the settlement pursuant to the terms of the insurance policy.

(4)  UNAMORTIZED DEBT ISSUANCE COSTS


     Unamortized debt issuance costs of $1,379,068 at June 30, 1996 represent the unamortized portion of fees and expenses related to the Company's issuance of $13 million in convertible debentures (see note 10). The debt issuance costs will be amortized through the date of conversion or the maturity date, whichever is earlier.

                               SYNCRONYS SOFTCORP

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1996 consists of the following:

        Computer and office equipment.....................................  $ 33,341
        Furniture and equipment...........................................    92,241
        Leasehold improvements............................................    73,551
                                                                            --------
                                                                             199,133
        Less accumulated depreciation and amortization....................   (76,116)
                                                                            --------
                                                                            $123,017
                                                                            ========

(6)  NOTE RECEIVABLE FROM RELATED PARTY

     On March 1, 1996, the Company sold Autoship, its wholly-owned subsidiary, (see note 1) to a British Columbia company in which an outside director of the Company is the sole shareholder. Pursuant to the sale agreement, the Company received forgiveness of indebtedness of CDN$300,000 (or approximately US$220,000) and a note for CDN$300,000 (or approximately US$220,000). The Company believes that the terms of the sale are comparable to those applicable under an arms-length transaction.

     The note receivable bears no interest, is secured by the assets of Autoship and requires annual principal payments of CDN$100,000 on March 1 1997, 1998 and 1999. The long-term portion of the note receivable totaled USD$146,670 at June 30, 1996. The current portion of $73,330 at June 30, 1996 is reflected in other receivables on the accompanying balance sheet.

(7)  AMOUNTS DUE FROM RELATED PARTIES, PRINCIPALLY SHAREHOLDERS

     At June 30, 1996 the Company had $148,500 in amounts due from certain officers and shareholders, and a former officer of the Company. The loans bear interest at a rate of prime plus 2% with the principal amount of the loan to be paid on demand. The Company does not anticipate collecting the amounts within the next twelve months.

(8)  ACCRUED EXPENSES

     Accrued expenses at June 30, 1996 consist of the following:

        SoftRAM litigation and settlement costs..........................  $4,299,318
        Sales and marketing expenses.....................................     484,386
        Other............................................................     258,494
                                                                           ----------
                                                                           $5,042,198
                                                                           ==========

(9)  PRODUCT RECALL LIABILITY

     The Company announced on October 20, 1995 that it had identified a problem with the Windows 95 version of its primary product SoftRAM (SoftRAM95), the net result of which is that Random Access Memory ("RAM") was not being delivered to the Windows 95 operating system. On December 18, 1995, the Company initiated the recall of SoftRAM95 from the retail channel. As a result of the product problem and recall, various third parties asserted legal claims against the Company (see note 15). Although the final cost of the recall cannot be estimated with certainty, the Company has taken one time charges totalling $12,344,652

                               SYNCRONYS SOFTCORP
during fiscal 1996 to provide for the expected costs of this recall. The nonrecurring charge consists of the following:

        Estimated returns related to product recall.....................    5,767,375
        Refund and upgrade obligation arising from legal settlement.....  $ 2,358,200
        Other legal settlements and related fees........................    4,219,077
                                                                          -----------
                                                                          $12,344,652
                                                                          ===========

     The product recall liability at June 30, 1996 consists of the following:

        Sales returns on collected sales.................................  $1,003,557
        Refund and upgrade obligation arising from legal settlement......   2,358,200
                                                                           ----------
                                                                           $3,361,757
                                                                           ==========

(10)  CONVERTIBLE DEBENTURES

     On May 22, 1996, the Company completed a $13 million private placement of convertible debentures. The convertible debentures were sold at 100 percent of principal amount and carry an interest rate of ten percent, with interest deferred until the earliest of the date of conversion, redemption or May 17, 1999. The debentures are initially convertible at the option of the holder beginning in 45 days from the closing date into free trading shares of the Company's common stock at the lessor of $5.50 per share or eighty five percent of the market price of the Company's common stock at the time of conversion. Any debentures not converted by May 22, 1999 and related accrued interest will automatically be converted into common stock based on the conversion rate, as defined.


     Each convertible debenture carries a warrant entitling its holder to initially purchase a number of shares of the Company's common stock, equal to the aggregate principal amount of such debenture divided by $5.50. Warrants are not exercisable for 105 days from the date of issuance, have a five-year term and are exercisable at a purchase price of $5.50 per share. The value ascribed to the warrants was not material to the Company's consolidated financial statements.


(11)  INCOME TAXES

     Income tax expense (benefit) for the years ended June 30, 1995 and 1996 is as follows:

                                                                  1995
                                                  -------------------------------------
                                                   CURRENT      DEFERRED        TOTAL
                                                  ---------     ---------     ---------
        Federal.................................  $ 608,821     $(195,000)    $ 413,821
        State...................................    144,482       (35,000)      109,482
                                                   --------     ---------      --------
                                                  $ 753,303     $(230,000)    $ 523,303
                                                   ========     =========      ========

                                                                  1996
                                                  -------------------------------------
                                                   CURRENT      DEFERRED        TOTAL
                                                  ---------     ---------     ---------
        Federal.................................  $(530,546)    $ 195,000     $(335,546)
        State...................................    (84,049)       35,000       (49,049)
                                                  ---------     ---------     ---------
                                                  $(614,595)    $ 230,000     $(384,595)
                                                  =========     =========     =========

                               SYNCRONYS SOFTCORP

     Income tax expense differs from the amount computed by applying the Federal statutory tax rate of 34% to income (loss) before income taxes as shown below:


                                                                1995          1996
                                                              --------     -----------
        Computed "expected" income tax (benefit) expense....  $413,321     $(4,218,225)
        Nondeductible items -- compensation expense.........        --         365,120
        Nodeductible items -- amortization of discount on
          convertible debentures............................        --         441,521
        Change in the valuation allowance...................        --       3,433,000
        State income taxes, net of Federal benefit..........   109,482          10,443
        Carryback and refund of taxes from prior year.......        --        (413,821)
        Other...............................................       500          (2,633)
                                                              ----------
                                                                     -
                                                                              --------
                                                              $523,303     $  (384,595)
                                                              ===========     ========


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1995 and 1996 are presented below:

                                                               1995            1996
                                                            -----------     -----------
        Deferred tax assets:
          Accounts receivable reserves....................  $   127,500     $    94,000
          Inventory.......................................           --         131,000
          Net operating loss carryforwards................           --       2,665,000
          Accrued expenses................................       68,000         520,000
          Other...........................................       34,500          23,000
                                                               --------     -----------
        Total gross deferred tax asset....................      230,000       3,433,000
        Less: valuation allowance.........................           --      (3,433,000)
                                                               --------     -----------
        Net deferred tax asset............................  $   230,000     $        --
                                                               ========     ===========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences at June 30, 1996. Accordingly, a valuation allowance has been provided for the total deferred tax assets.

(12)  STOCK OPTION PLAN

     In May, 1995 the Board of Directors (the "Board") of the Company adopted the "1995 Stock Option Plan" (the "Plan") which was approved by the Company's shareholders on November 28, 1995. The Plan allows the Board to grant stock options from time to time to employees, officers, directors of the Company and consultants to the Company. At the time of grant of the options the Board determines whether the options are to be "Incentive Stock Options" or "Non-Qualified Stock Options". Incentive Stock Options may only be granted to employees of the Company. The options vest over periods prescribed by the Board at the time of grant. The Plan may be amended at any time by the Board of Directors of the Company under certain restrictions. All options granted through June 30, 1996 have been granted at exercise prices equal to the fair market value at the date of grant. In addition, the Company grants stock options to third parties from time to time under an informal option plan.

                               SYNCRONYS SOFTCORP

     Stock option activity under the Plans follows:

                                                              NUMBER OF      PRICE PER
                                                               SHARES          SHARE
                                                              ---------     -----------
        Balance at June 30, 1995............................    703,000     $      6.50
        Options granted.....................................    980,000      2.625-6.50
        Options terminated..................................    (56,918)           6.50
                                                                -------     -----------
        Balance at June 30, 1996............................  1,626,082     $2.625-6.50
                                                                =======     ===========

     Under the terms of the plans 818,000 options are fully vested as of June 30, 1996. The remaining 808,082 options issued to employees or consultants vest at varying intervals through 1999. On August 1, 1996, the Board approved an increase in the total number of options to be granted under the plan from 1,200,000 to 1,700,000 (subject to adjustment in the event of certain recapitalizations, stock splits, reorganizations and similar transactions). This increase in total number of options to be granted under the plan must be approved by the Company's Shareholders.

     During the year ended June 30, 1996 the Company granted 935,000 options to non-employees in exchange for certain product licensing agreements and services. In accordance with SFAS No. 123 provisions requiring recording of the fair value of services received for options granted to non-employees, the Company recorded compensation expense of $717,633 for the vested portion of the estimated fair value of the stock options at the date of grant. Unvested options with a value at the grant date of $574,462 will be expensed over the vesting period, generally one to three years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 70%; risk-free interest rates of 6.25%; and expected lives ranging from two to three years.

(13)  SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND OTHER
CONCENTRATIONS

  Significant Customers

     The Company has three significant customers that comprised 37%, 30% and 11%, respectively, of net sales for the year ended June 30, 1996. During the year ended June 30, 1995 sales to two customers comprised 45% and 21%, respectively, of net sales.

  Concentration of Credit Risk

     Certain financial instruments subject the Company to credit risk. These financial instruments consist primarily of trade receivables. The Company sells its products primarily to software distributors and resellers. The Company performs ongoing credit evaluations of its customers and maintains reserves, including reserves to estimate the potential for future product returns.

  Other Concentrations

     The Company's SoftRAM product line represents 96% and 71% of the Company's net sales for the years ended June 30 1996 and 1995, respectively. As a result of the Company's recall of SoftRAM, the Company's future revenues are dependent upon the Company's ability to develop new products, including the new version of SoftRAM.

                               SYNCRONYS SOFTCORP

(14)  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNT

                                                          ADDITIONS
                                         BALANCE AT      CHARGED TO
                                        BEGINNING OF      COST AND                         BALANCE AT
                                            YEAR          EXPENSES         DEDUCTIONS      END OF YEAR
                                        ------------     -----------       -----------     -----------
Balance at June 30, 1996
Allowance for doubtful accounts.......    $ 35,000                --           (35,000)    $        --
Allowance for sales reserves..........     340,000         5,930,205(1)(3)   5,103,818(2)    1,166,387

---------------

(1) $1,166,387 has been charged against net sales and $4,763,818 has been recorded as a nonrecurring charge.
(2) Actual returns and product recalled by the Company during the year ended June 30, 1996.
(3) An additional $1,003,557 has been charged as expense and recorded as product recall liability as of June 30, 1996.

     (15)  COMMITMENTS AND CONTINGENCIES

     The Company rents its facility under an informal lease arrangement which requires monthly payments ranging from $8,900 to $10,500 over the three year lease term expiring in December 1998. Rent expense for the years ended June 30, 1995 and 1996 were $32,436 and 71,908, respectively. The minimum lease commitments under the lease aggregate as follows:

        For the year ended June 30:
        1997..............................................................  $111,000
        1998..............................................................   121,000
        1999..............................................................    63,000
                                                                            --------
             Total minimum lease commitments..............................  $295,000
                                                                            ========

     The Company is obligated under employment agreements with certain officers of the Company which have initial terms through 2000 and renewal options for each four year period thereafter.

     The Company has been engaged in various lawsuits arisng from the product recall during the year ended June 30, 1996. As of June 30, 1996, the Company has reached settlement in principle on two of its lawsuits. In one of the lawsuits, the Company and certain current or former directors and officer of the Company have been named as defendants in a putative class action lawsuit commenced on December 14, 1995 in the United States District Court. The complaint claims that purchasers of the Company's common stock between June 1, 1995 and December 7, 1995 suffered damages. The putative class is seeking damages of an unspecified amount, injunctive relief and the costs and expenses of litigation including attorneys fees. The parties have reached settlement in principle, whereby the defendants would pay $3,250,000 in full settlement. The Company's primary director's and officer's insurance carrier has agreed to contribute up to $2,000,000 to the settlement. The Company's excess director's and officer's insurance carrier has agreed to contribute up to $1,250,000 to the settlement, but has preserved its coverage defenses and has reserved its right to bring a declaratory action against the Company to recover its contributions. The parties have submitted the settlement papers to the court. Any settlement is subject to notice and court approval. The Company has provided for the $3,250,000 in accrued expenses on the accompanying balance sheet and has recorded a receivable for the $2,000,000 to be reimbursed by the primary insurance carrier (see note
3). In the second lawsuit, the Company has agreed to pay an immaterial amount, which the Company has provided for in accrued expenses in the accompanying balance sheet. The Company has secured final settlement on all other lawsuits arising from the product recall and has provided for the settlement costs in full as of June 30, 1996. Although the

                               SYNCRONYS SOFTCORP

Company is not aware of any other asserted or unasserted legal claims, there can be no assurance that other claims relating to the product recall will not be asserted in the future.

(16)  SUBSEQUENT EVENTS

     On August 5, 1996, the Company entered into an agreement to acquire a foreign software developer. As part of the agreement, the Company will issue 400,000 shares of its common stock upon the closing of the transaction and will issue up to 600,000 shares in future periods if certain performance milestones, as defined in the agreement, are achieved. This transaction is subject to due diligence, various governmental approvals and other conditions, and accordingly, there can be no assurance that this transaction will be consummated. The transaction, if consummated, will be accounted for under the purchase method.


(17)  RESTATEMENT OF FINANCIAL STATEMENTS



     In March 1997, the Securities and Exchange Commission issued a new interpretation for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. The new interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock. Accordingly, the Company has restated its financial statements for the year ended June 30, 1996. At June 30, 1996, compliance with this new ruling resulted in a non-cash charge to interest expense of $1.3 million, and accounted for a $0.10 per share increase in the Company's net loss per share. Additional charges aggregating $621,862 relating to the original issue discount will be amortized as interest expense over the remaining conversion period of the debenture, approximately three months. This unamortized discount has been classified as prepaid expenses and other current assets on the accompanying consolidated financial statements.



     A summary of the impact of such restatement on the financial statements for the year ended June 30, 1996 is as follows:



                                                                PREVIOUSLY
                                                                 REPORTED       AS RESTATED
                                                                -----------     -----------
    Net loss..................................................  (10,723,357)    (12,021,950)
    Net loss per share........................................         (.77)           (.87)
    Assets....................................................   15,328,356      15,950,218
    Stockholders' deficiency..................................   (7,283,666)     (6,661,804)