Form 10QSB/A
period 1996-09-30
SYNCRONYS SOFTCORP
filed 1997-05-15
CIK 798077

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A

                                Amendment No. 1



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



EXPLANATORY NOTE
----------------

          This 10-QSB/A is being filed to amend the report on Form 10-QSB for the period ended September 30, 1996 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.

          In March 1997, the Securities and Exchange Commission issued a new interpretation (the "Interpretation") for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. The Interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock. Accordingly, the Company has restated its consolidated financial statements for the year ended June 30, 1996 and for each of the two unaudited quarters ended December 31, 1996. At September 30, 1996, compliance with the Interpretation resulted in a non-cash charge to interest expense of $621,862, and accounted for a $0.04 increase in the Company's loss per share.

         The Company believes that all material adjustments to the Company's previously reported financial statements necessary for compliance with the Interpretation have been recorded. This 10-QSB/A includes only the changes necessary to reflect the restatement of the financial statements included in the Original Report, and does not address any other developments subsequent to the date of the Original Report. For a discussion of other developments subsequent to the date of the Original Report, including, but not limited to pending litigation, registration of the Company's 1995 Stock Option Plan, changes in management and acquisitions and licensing deals, see the Company's most recent reports and other filings with the Securities and Exchange Commission.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                           Balance Sheet (unaudited)
                               September 30, 1996



                                     ASSETS


Current assets:
  Cash and cash equivalents                                         $  6,574,405
  Trade accounts receivable, net                                         147,235
  Other receivables                                                    2,000,000
  Income tax refund receivable                                           566,739
  Inventories                                                             57,441
  Prepaid expenses and other current assets                              561,737
                                                                    ------------
          Total current assets                                         9,907,557

Property and equipment, at cost, net                                     123,361
Note receivable, excluding current portion                               146,670
Unamortized debt issuance costs, excluding current portion               794,689
Amounts due from related parties, principally shareholders               148,500
                                                                    ------------
                                                                    $ 11,120,777
                                                                    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                            $    963,116
  Accrued expenses                                                     4,616,622
  Product recall liability                                             1,123,000
                                                                    ------------
          Total current liabilities                                    6,702,738
                                                                    ------------
Convertible debentures                                                11,275,180

Stockholders' deficiency:
  Common stock, $.0001 par value.  Authorized 75,000,000
    shares; issued and outstanding 15,019,293 shares                       1,502
  Additional paid in capital                                           6,996,636
  Preferred stock, $.0001 par value.  Authorized 10,000,000
    shares; zero shares issued and outstanding
  Accumulated deficit                                                (13,855,279)
                                                                    ------------
          Total stockholders' deficiency                              (6,857,141)
                                                                    ------------
                                                                    $ 11,120,777
                                                                    ============



See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                      Statements of Operations (unaudited)

                 Three Months Ended September 30, 1995 and 1996


                                                                      1995                1996
                                                                   -----------         -----------
Net revenues                                                       $10,543,174             127,192

Cost of revenues                                                     1,304,175              11,960
                                                                   -----------         -----------
        Gross profit                                                 9,238,999             115,232
                                                                   -----------         -----------
Operating expenses:
  Research and development                                             224,403             467,565
  Marketing and selling                                              1,796,366             449,901
  General and administrative                                           359,392             482,140
                                                                   -----------         -----------
        Total operating expenses                                     2,380,161           1,399,606
                                                                   -----------         -----------
        Operating profit (loss)                                      6,858,838          (1,284,374)

Other income (expense):
 Amortization of discount on convertible
   debentures charged to interest expense                                -                (621,862)
 Other                                                                  12,757            (303,986)
                                                                   -----------         -----------
        Total other income (expense)                                    12,757            (925,848)
                                                                   -----------         -----------

        Income (loss) before income taxes                            6,871,595          (2,210,222)

Income taxes                                                         2,748,638                -
                                                                   -----------         -----------
        Net income (loss)                                          $ 4,122,957          (2,210,222)
                                                                   ===========         ===========
Net earnings (loss) per share                                      $       .29                (.15)
                                                                   ===========         ===========
Weighted average number of common shares and common share
  equivalents used in computation of net earnings
  (loss) per share.                                                 14,411,159          15,019,293
                                                                   ===========         ===========





See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                      Statements of Cash Flows (unaudited)
                 Three Months Ended September 30, 1995 and 1996


                                                                               1995              1996
Cash flows from operating activities:
  Net income (loss)                                                         $ 4,122,957        $(2,210,222)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Amortization of discount on convertible debentures charged
        to interest expense                                                        -               621,862
      Depreciation and amortization                                              15,379             62,951
      Accrued interest on debentures                                               -               331,862
      Non-cash expense related to the issuance of stock options                    -                74,133
  Changes in operating assets and liabilities:
      Trade accounts receivable                                              (4,750,228)           (18,808)
      Other receivables                                                            -               242,236
      Income tax refund receivable                                                 -               336,373
      Inventories                                                               (17,267)           (57,441)
      Prepaid expenses and other current assets                                (632,471)           (82,410)
      Trade accounts payable                                                    597,365            (77,355)
      Accrued expenses                                                          464,927           (425,576)
      Product recall liability                                                     -            (2,238,757)
      Taxes payable                                                           2,071,906               -
                                                                            -----------        -----------
             Net cash provided (used) in operating activities                 1,872,568         (3,441,152)
                                                                            -----------        -----------

Net cash used in investing activities - capital expenditures                    (27,985)           (11,829)
                                                                            -----------        -----------
Net cash used in financing activities:
  Principal payments on long-term debt                                           (5,063)              -
                                                                            -----------        -----------

             Net increase (decrease) in cash and cash equivalents             1,839,520         (3,452,981)

Cash and cash equivalents at beginning of period                                705,966         10,027,386
                                                                            -----------        -----------
Cash and cash equivalents at end of period                                  $ 2,545,486        $ 6,574,405
                                                                            ===========        ===========

Supplementary disclosures of cash flow information:
  Cash paid during the period for income taxes                              $   715,647               -
  Cash paid during the period for interest                                         -                  -
Supplemental disclosure of non-cash activities:
  Convertible debentures including accrued interest and
  unamortized debt issuance costs converted to
  equity during period                                                             -           $ 1,940,752






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



(2)      NET EARNINGS (LOSS) PER SHARE

         Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents and convertible debentures have been excluded from the computation for the quarter ended September 30, 1996, a loss period, as their inclusion would be anti-dilutive.

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

Cost of Revenues

                                                     FY 1996       Decrease       FY 1997
Cost of  Revenues                 First Quarter    $1,304,175       >100%          $11,960
Percentage of Net Revenues                                12%                           9%

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

General and Administrative Expenses

                                                   FY 1996        Increase       FY 1997
General and Administrative
 Expenses                         First Quarter    $359,392       >34%           $482,140
Percentage of Net Revenues                               3%                         >100%

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

Other Income (Expense), Net


                                                   FY 1996       Decrease         FY 1997
Other Income (Expense), Net       First Quarter    $12,757       >100%           ($925,848)



         Other income and expense for the first quarter of FY 1997 consists primarily of (1) accrued interest on convertible debentures (2) the amortization of the related debt issuance costs and (3) a $621,862 non-cash charge to interest expense related to the issuance of convertible debentures which were partially offset by interest income. Other income and expense for the first quarter of FY 1996 consists largely of interest income and expense.


Net Income (Loss)


For the reasons outlined above the Company realized a $2,210,222 net loss during the first quarter of FY 1997 as compared to net income of $4,122,957 during the first quarter of FY 1996.


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


                                        SYNCRONYS SOFTCORP

                                        (REGISTRANT)





Date:  May 15, 1997                     /s/ Barbara Velline
                                        _______________________________
                                        Barbara Velline
                                        Chief Financial Officer