Form 10QSB/A
period 1996-12-31
SYNCRONYS SOFTCORP
filed 1997-05-15
CIK 798077

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A
                                ---------------
                                Amendment No. 2
                                ---------------


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended:  DECEMBER 31, 1996


                         Commission file number 0-25736


                               SYNCRONYS SOFTCORP
          (Name of Small Business Issuer as specified in Its Charter)


              NEVADA                                     33-0653223
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

        3958 INCE BOULEVARD
          CULVER CITY, CA                                90232
   (Address of Principal Executive Offices)           (Zip Code)

         Issuer's telephone number, including area code: (310) 842-9203



Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

As of February 7, 1997 there were 19,260,401 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                ----    ----

                              TOTAL PAGES IN THIS REPORT:  16
                              NO EXHIBITS ARE FILED WITH THIS REPORT





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




EXPLANATORY NOTE
----------------

          This 10-QSB/A is being filed to amend the report on Form 10-QSB for the period ended December 31, 1996 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.

          In March 1997, the Securities and Exchange Commission issued a new interpretation (the "Interpretation") for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. The Interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock. Accordingly, the Company has restated its consolidated financial statements for the year ended June 30, 1996 and for each of the two unaudited quarters ended December 31, 1996. At December 31, 1996, compliance with the Interpretation resulted in a non-cash charge to interest expense of $621,862, and accounted for a $0.03 increase in the Company's loss per share for the six months then ended.

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




                                    2 of 17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                           Balance Sheet (unaudited)
                               December 31, 1996

                               ASSETS

 Current assets:
   Cash and cash equivalents                                       $  4,525,682
   Trade accounts receivable, net                                       176,765
   Income tax refund receivable                                         566,739
   Inventories                                                          153,093
   Prepaid expenses and other current assets                            900,565
                                                                   ------------
                Total current assets                                  6,322,844

 Property and equipment, at cost, net                                   122,115
 Note receivable, excluding current portion                              97,780
 Unamortized debt issuance costs, excluding
   current portion                                                      451,499
 Goodwill                                                               400,000
 Amounts due from related parties,
   principally shareholders                                             148,500
                                                                   ------------
                                                                   $  7,542,738
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current liabilities:
    Trade accounts payable                                         $  1,166,952
    Accrued expenses                                                  2,111,220
    Product recall liability                                            845,156
                                                                   ------------
                Total current liabilities                             4,123,328
                                                                   ------------
 Convertible debentures                                               9,395,865

 Stockholders' deficiency:
    Common stock, $.0001 par value.  Authorized 75,000,000
      shares; issued and outstanding 17,233,344 shares                    1,723
    Additional paid in capital                                        9,469,443
    Preferred stock, $.0001 par value. Authorized
      10,000,000 shares; zero shares issued and
      outstanding.
    Accumulated deficit                                             (15,447,621)
                                                                   ------------
                Total stockholders' deficiency                       (5,976,455)
                                                                   ------------
                                                                   $  7,542,738
                                                                   ============


 See accompanying notes to financial statements



                                    3 of 17

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                 Three Months Ended December 31, 1995 and 1996



                                                         1995          1996
                                                      -----------    ----------
 Net revenues                                         $ 2,776,814       606,020
 Cost of revenues                                         384,783       133,618
                                                      -----------    ----------
            Gross profit                                2,392,031       472,402
                                                      -----------    ----------
 Operating expenses:
    Research and development                              353,940       741,820
    Marketing and selling                               3,725,745     1,082,731
    General and administrative                            766,200       719,066
    Nonrecurring Charge - Recall                        2,500,000             -
                                                      -----------    ----------
            Total operating expenses                    7,345,885     2,543,617
                                                      -----------    ----------
            Operating loss                             (4,953,854)   (2,071,215)

 Other income and expenses:
    Interest income                                        41,660        74,803
    Interest expense                                         (840)     (261,822)
    Income from insurance settlement                            -       750,000
    Other, net                                                  -       (84,108)
                                                      -----------    ----------
            Total other income                             40,820       478,873
                                                      -----------    ----------
            Loss before income taxes                   (4,913,034)   (1,592,342)
 Income tax (benefit) expense                          (1,971,023)            -
                                                      -----------    ----------
            Net loss                                  $(2,942,011)   (1,592,342)
                                                      ===========    ==========
 Net loss per share                                   $      (.21)         (.09)
                                                      ===========    ==========
 Weighted average number of common shares and
  common share equivalents used in computation
  of net loss per share.                               14,411,159    17,233,344
                                                      ===========    ==========


 See accompanying notes to financial statements



                                    4 of 17

                               SYNCRONYS SOFTCORP
                      Statements of Operations (unaudited)
                  Six Months Ended December 31, 1995 and 1996

                                                         1995          1996
                                                      -----------    ----------
 Net revenues                                         $13,319,988       733,212
 Cost of revenues                                       1,688,958       145,578
                                                      -----------    ----------
            Gross profit                               11,631,030       587,634
                                                      -----------    ----------
 Operating expenses:
    Research and development                              578,343     1,209,385
    Marketing and selling                               5,522,111     1,532,632
    General and administrative                          1,125,592     1,201,206
    Nonrecurring Charge - Recall                        2,500,000             -
                                                      -----------    ----------
            Total operating expenses                    9,726,046     3,943,223
                                                      -----------    ----------
            Operating income (loss)                     1,904,984    (3,355,589)

 Other income and expenses:
    Interest income                                        48,058       154,415
    Interest expense                                       (1,525)     (593,684)
    Amortization of discount on convertible
     debentures charged to interest expense                     -      (621,862)
    Income from insurance settlement                            -       750,000
    Other, net                                              7,044      (135,844)
                                                      -----------    ----------
            Total other income (expense)                   53,577      (446,975)
                                                      -----------    ----------
            Income (loss) before income taxes           1,958,561    (3,802,564)

 Income tax expense                                       777,615             -
                                                      -----------    ----------
            Net income (loss)                         $ 1,180,946    (3,802,564)
                                                      ===========    ==========


 Net earnings (loss) per share                        $       .08          (.22)
                                                      ===========    ==========
Weighted average number of common shares and
  common share equivalents used in computation
  of net earnings(loss) per share.                     14,411,159    17,233,344
                                                      ===========    ==========



 See accompanying notes to financial statements






                                    5 of 17

                               SYNCRONYS SOFTCORP

                      Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 1995 and 1996


                                                         1995          1996
                                                      -----------   -----------
 Cash flows from operating activities:
   Net income (loss)                                  $ 1,180,946   $(3,802,564)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
        Amortization of discount on convertible
          debentures charged to interest expense                -       621,862
        Depreciation and amortization                      51,647       158,783
        Accrued interest on debentures                          -       593,684
        Non-cash expense related to the issuance
          of stock options                                      -       195,518
        Other                                                   -      (157,962)
   Changes in operating assets and liabilities:
     Trade accounts receivable                          1,146,782       (48,338)
     Other receivables                                          -     2,242,236
     Income tax refund receivable                               -       336,373
     Inventories                                         (299,767)     (153,093)
     Prepaid expenses and other current assets           (278,698)     (193,958)
     Note receivable                                            -        48,890
     Trade accounts payable                               909,365       126,481
     Accrued expenses                                  (1,407,596)   (2,930,978)
     Product recall liability                           2,500,000    (2,516,601)
     Taxes payable                                       (416,994)            -
                                                      -----------    ----------
         Net cash provided (used) in operating
           activities                                   3,385,685    (5,479,667)
                                                      -----------    ----------
 Net cash (used) provided by investing activities:
   Capital expenditures                                  (195,480)      (22,037)
                                                      -----------    ----------
 Net cash used in financing activities:
   Principal payments on long-term debt                   (10,156)            -
                                                      -----------    ----------
 Net increase (decrease) in cash and
   cash equivalents                                     3,180,049    (5,501,704)
 Cash and cash equivalents at beginning of period         705,966    10,027,386
                                                      -----------    ----------
 Cash and cash equivalents at end of period           $ 3,886,015    $4,525,682
                                                      ===========    ==========
 Supplementary disclosures of cash flow information:
   Cash paid during the period for income taxes       $ 1,015,647             -
   Cash paid during the period for interest                     -             -
 Supplemental disclosure of non-cash activities:
   Convertible debentures including accrued interest
     and unamortized debt issuance costs converted
     to equity during period                                    -    $3,892,395
   Acquisition of Veritas Technology Solutions Ltd.
     - a stock for stock purchase recorded at the
     fair market value of shares issued on the
     date of issuance                                           -       400,000




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

Marketing and Selling Expenses

                                                    FY 1996         (Decrease)        FY 1997
                                                   --------          ---------        -------
M & S Expenses            First Six Months        $ 5,522,111          (72)%        $ 1,532,632
Percent of Net Revenues                                    41%                             >100%
                          Second Quarter          $ 3,725,745          (71)%        $ 1,082,731
                                                         >100%                             >100%

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


Other Income (Expense), net

                                                         (Decrease)
                                              FY 1996     Increase     FY 1997
                                              -------     ---------    --------
Other Income (Expense),   First Six Months    $53,577       >(100)%   $(446,975)
  net
                          Second Quarter       40,820       >100%       478,873


         Other income and expense for the first six months of FY 1997 consists primarily of interest income and an insurance settlement, which were partially offset by accrued interest on convertible debentures, the amortization of the related debt issuance costs and a $621,862 non-cash charge to interest expense related to the issuance of convertible debentures. Other income and expense for the first six months of FY 1996 consists largely of interest income and expense.

Net Income (Loss)

For the reasons outlined above the Company realized a $3,802,564 net loss during the first six months of FY 1997 as compared to net income of $1,180,946 during the first six months of FY 1996.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Index to Exhibits: 10.1 - Agreement dated December 8, 1996 among Syncronys Softcorp and Acceleration Software International Corporation - Incorporated by reference to the Issuer's Form 10-QSB/A-1 filed May 5, 1997. (Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment.)


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




                                                   SYNCRONYS SOFTCORP
                                                       (REGISTRANT)




      Date:  May 15, 1997                          /s/ Barbara Velline
                                                   --------------------------
                                                   Barbara Velline
                                                   Chief Financial Officer


















                                    17 of 17