Form 10QSB
period 1997-03-31
SYNCRONYS SOFTCORP
filed 1997-05-15
CIK 798077

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended: MARCH 31, 1997


                         Commission file number 0-25736


                               SYNCRONYS SOFTCORP
           (Name of Small Business Issuer as specified in Its Charter)


            NEVADA                                      33-0653223
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

     3958 INCE BOULEVARD
        CULVER CITY, CA                                    90232
  (Address of Principal Executive Offices)               (Zip Code)

         Issuer's telephone number, including area code: (310) 842-9203


Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          --    --

As of May 8, 1997 there were 19,739,551 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                --    --
                         TOTAL PAGES IN THIS REPORT: 14
                         NO EXHIBITS ARE FILED WITH THIS REPORT








                                    1 of 14

                               SYNCRONYS SOFTCORP
                                   FORM 10-QSB

                                Table of Contents



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS......................................................................3

                Balance Sheet........................................................................3

                Statement of Operations
                   Three months ended March 31, 1996 and 1997........................................4
                   Nine months ended March 31, 1996 and 1997.........................................5

                Statement of Cash Flows
                   Nine months ended March 31, 1996 and 1997.........................................6

                Notes to Financial Statements........................................................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..............................................8


                                     PART II
                        OTHER INFORMATION AND SIGNATURES



ITEM 1.    LEGAL PROCEEDINGS.........................................................................13

ITEM 2.    CHANGES IN SECURITIES.....................................................................14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................................................14

                SIGNATURES...........................................................................14






                                    2 of 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP


                           Balance Sheet (unaudited)

                                 March 31, 1997


                       ASSETS
Current assets:
   Cash and cash equivalents                                       $  3,513,378
   Trade accounts receivable, net                                     3,155,237
   Inventories                                                          252,839
   Prepaid expenses and other current assets                            617,774
                                                                   ------------

             Total current assets                                     7,539,228

Property and equipment, at cost, net                                    165,683
Note receivable, excluding current portion                               48,890
Unamortized debt issuance costs, excluding                              313,597
   current portion
Goodwill, less accumulated amortization                                 380,000
Amounts due from related parties, principally                           114,000
   shareholders
                                                                   ------------

                                                                   $  8,561,398
                                                                   ============

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Trade accounts payable                                          $  1,577,839
   Accrued expenses                                                   2,690,655
   Product recall liability                                             400,000
                                                                   ------------

             Total current liabilities                                4,668,494
                                                                   ------------

Convertible debentures                                                8,141,071

Stockholders' deficiency:
   Common stock, $.0001 par value.  Authorized
    75,000,000 shares; issued and outstanding                             1,931
    19,307,892 shares
   Additional paid in capital                                        10,806,655
   Preferred stock, $.0001 par value. Authorized
     10,000,000 shares; zero shares issued and
     outstanding.
   Accumulated deficit                                              (15,056,753)
                                                                   ------------

                                                                     (4,248,167)
          Total stockholders' deficiency
                                                                   ------------

                                                                   $  8,561,398
                                                                   ============







See accompanying notes to financial statements


                                    3 of 14

                               SYNCRONYS SOFTCORP

                      Statements of Operations (unaudited)

                  Three Months Ended March 31, 1996 and 1997




                                                        1996          1997
                                                   ------------  ------------
Net revenues                                       $    388,191       3,231,415

Cost of revenues                                         24,205         881,083
                                                   ------------     -----------

         Gross profit                                   363,986       2,350,332
                                                   ------------     -----------

Operating expenses:
   Research and development                             354,817         527,367
   Marketing and selling                                741,418         878,145
   General and administrative                         1,535,075         705,215
   Nonrecurring charge - recall                       1,700,000              --
                                                   ------------     -----------

         Total operating expenses                     4,331,310       2,110,727
                                                   ------------     -----------

         Operating (loss) profit                     (3,967,324)        239,605

Other income and expenses:
   Interest income                                           --          39,042
   Interest expense                                          --        (178,201)
   Other, net                                           219,424         290,422
                                                   ------------     -----------

         Total other income                             219,424         151,263
                                                   ------------     -----------

         (Loss) income before income taxes           (3,747,900)        390,868

Income tax (benefit) expense                           (777,615)             --
                                                   ------------     -----------

         Net (loss) income                         $ (2,970,285)        390,868
                                                   ============     ===========


Net (loss) earnings per share                      $       (.21)            .02
                                                   ============     ===========

Weighted average number of common shares and
   common share equivalents used in computation
   of net (loss) earnings per share                  13,825,773      19,307,892
                                                   ============     ===========




See accompanying notes to financial statements





                                    4 of 14

                               SYNCRONYS SOFTCORP

                      Statements of Operations (unaudited)

                    Nine Months Ended March 31, 1996 and 1997




                                                       1996           1997
                                                   ------------  ------------
Net revenues                                       $ 13,708,179       3,964,627

Cost of revenues                                      1,713,163       1,026,661
                                                   ------------     -----------

         Gross profit                                11,995,016       2,937,966
                                                   ------------     -----------

Operating expenses:
   Research and development                             933,160       1,736,752
   Marketing and selling                              6,263,529       2,410,777
   General and administrative                         2,660,667       1,906,421
   Nonrecurring charge - recall                       4,200,000              --
                                                   ------------     -----------

         Total operating expenses                    14,057,356       6,053,950
                                                   ------------     -----------

         Operating loss                              (2,062,340)     (3,115,984)

Other income and expenses:
   Interest income                                           --         193,457
   Interest expense                                          --        (771,885)
   Amortization of discount on convertible
    debentures                                               --        (621,862)
       charged to interest expense
   Income from insurance settlement                          --         750,000
   Other, net                                           273,001         154,578
                                                   ------------     -----------

         Total other income (expense)                   273,001        (295,712)
                                                   ------------     -----------

         Loss before income taxes                    (1,789,339)     (3,411,696)

Income tax expense                                           --              --
                                                   ------------     -----------

         Net Loss                                  $ (1,789,339)     (3,411,696)
                                                   ============     ===========


Net Loss per share                                 $       (.13)           (.18)
                                                   ============     ===========

Weighted average number of common shares and
   common share equivalents used in computation
   of net loss per share                             13,825,773      19,307,892
                                                   ============     ===========



See accompanying notes to financial statements




                                    5 of 14

                               SYNCRONYS SOFTCORP


                      Statements of Cash Flows (unaudited)

                    Nine Months Ended March 31, 1996 and 1997


                                                                                   1996             1997
                                                                                -----------     ------------
Cash flows from operating activities:
   Net loss                                                                     $(1,789,339)    $ (3,411,696)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
          Amortization of discount on convertible debentures
               charged to interest expense                                               --          621,862
          Depreciation and amortization                                              53,400          241,035
          Accrued interest on debentures                                                 --          771,886
          Non-cash expense related to the issuance of stock options                      --          238,670
          Gain on sale of subsidiary                                               (202,616)              --
          Decrease in deferred tax assets                                           190,395               --
   Changes in operating assets and liabilities:
        Trade accounts receivable                                                 2,061,468       (3,026,810)
        Other receivables                                                                --        2,276,736
        Income tax refund receivable                                                     --          903,112
        Inventories                                                                (299,767)        (252,839)
        Prepaid expenses and other current assets                                  (204,879)         (46,085)
        Trade accounts payable                                                    1,172,836          537,368
        Accrued expenses                                                          1,188,763       (2,351,543)
        Product recall liability                                                         --       (2,961,757)
        Taxes payable                                                              (724,994)              --
                                                                                -----------     ------------
              Net cash provided  by (used in) operating activities                1,445,267       (6,460,061)
                                                                                -----------     ------------

Net cash (used in) provided by investing activities:
     Capital expenditures                                                          (125,189)         (53,947)
                                                                                -----------     ------------

Net cash used in financing activities:
   Principal payments on long-term debt                                             (93,681)              --
                                                                                -----------     ------------

Net increase (decrease) in cash and cash equivalents                              1,226,397       (6,514,008)
Cash and cash equivalents at beginning of period                                    705,966       10,027,386
                                                                                -----------     ------------

Cash and cash equivalents at end of period                                      $ 1,932,363     $  3,513,378
                                                                                ===========     ============

Supplementary disclosures of cash flow information:
       Cash paid during the period for income taxes                             $ 1,015,647               --
       Cash paid during the period for interest                                          --               --
Supplemental disclosure of non-cash activities:
         Convertible debentures including accrued interest and
            unamortized debt issuance costs converted to
            equity during period                                                         --     $  5,216,344
         Acquisition of Veritas Technology Solutions Ltd. -  a stock for stock purchase recorded at the fair market value of shares
            issued on the date of issuance                                               --          400,000



See accompanying notes to financial statements








                                    6 of 14

                               SYNCRONYS SOFTCORP


                    Notes to Financial Statements (unaudited)

                             March 31, 1996 and 1997




(1)  BASIS OF PRESENTATION

     The condensed financial statements of Syncronys Softcorp (the "Company") for the three months and nine months ended March 31, 1996 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for its fiscal year ended June 30, 1996. The results of operations for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results for the entire year ending June 30, 1997.



(2)  NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents and convertible debentures have been excluded from the computation for the three months and nine months ended March 31, 1996, and the nine months ended March 31, 1997, loss periods, as their inclusion would be anti-dilutive.























                                    7 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following information should be read in conjunction with the financial statements and the notes thereto, as well as the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's Annual Report on 10-KSB/A for its fiscal year ended June 30, 1996. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

OVERVIEW

          The Company develops and markets software products. Products currently in retail distribution are: (1) RAM Charger 3.0 which provides a performance boost for the Mac operating system through intelligent and more efficient memory utilization and dynamic memory allocation; (2) MacAccess 2.0 which enables PCs to read, write and format Mac floppy discs and most common removable media in Windows 3.1x and 95; (3) WinKrypt, an advanced Windows 95 security suite allowing the user to lock data, secure e-mail and search for intruders; (4) Burn It!, an enhanced file deletion utility for Windows 95 and MacIntosh System 7x that overwrites the sector multiple times effectively barring its retrieval; (5) & (6) CD-Speedster (PC) and CD-Speedster (Mac) which increase speed and performance of CD-ROMs under Windows 95 and 3.1x, and under MacIntosh System 7x by incorporating proprietary caching technology; (7) Windrenalin HD, a patented software product that adds instant hard drive acceleration to PCs operating under Windows 95; and (8) SoftRAM3.0, a system performance utility designed to accelerate CD-ROM data access, compress data in RAM and monitor system performance for Windows 95 and 3.1x. RAM Charger 3.0 and MacAccess 2.0 began shipping late in the first quarter of FY 1997. WinKrypt, and Burn It! began shipping in November 1996. CD-Speedster (PC) and CD-Speedster (Mac) began shipping in January 1997. Windrenalin HD and SoftRAM3.0 began shipping in late February 1997.

          In order to focus its resources on the release and development of the products discussed above, the Company postponed the previously targeted release dates of EyeCatcher, a Windows 95 program that turns a video or PC camera into a motion-detection security system providing instant, real-time fax and e-mail "alert" delivery and/ or replay of recorded images triggered by custom pre-programmed cues or timing. While EyeCatcher is currently in the advance stages of development, the Company is not currently able to target a precise release date for EyeCatcher. Certain of the Company's distributors and several software retailers have already indicated a willingness to stock EyeCatcher when and if available. However, there can be no assurance that EyeCatcher or other new products will be released by the Company or if released, that such release will be on a timely basis; or that any product will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period; or that any such product will be profitable or that profitability, if any, will be sustained. Failure to complete on a timely basis, or lack of demand for products upon completion and distribution, would have a material adverse effect upon the








                                    8 of 14

Company and such adverse effect would be severe (see "Liquidity and Capital Resources", below). As well, the Company's success depends in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding.

BACKGROUND

          Although the Company has been in existence since 1986, its current operations have been in place only since its merger with Seamless in May 1995. Accordingly, the Company is still in many respects subject to many of the risks and uncertainties inherent to a new enterprise.

          The Company released SoftRAM for Windows 3.1x in late May of 1995, and SoftRAM95 for Windows 95 and 3.1x in August of 1995. This program was designed to increase the Random Access Memory ("RAM") that a personal computer ("PC") can make available to Windows applications through proprietary memory compression technology which allocates a PC's physical RAM in a manner that optimizes space and speed. A significant portion of the Company's net revenues were derived from SoftRAM during FY 1996 (approximately 96%). However, the Company announced on October 20, 1995 that it had identified a problem with SoftRAM95, the net result of which is that RAM compression was not being delivered to the Windows 95 operating system. The Company also announced a comprehensive consumer program which included refunds, extended toll-free customer assistance and a program to re-sticker all product in the retail channel informing consumers that SoftRAM95 was suitable for Windows 3.1x only. As this stickering program did not result in complete coverage of all inventory, on December 18, 1995, the Company decided to avoid any potential consumer confusion and/or liability and initiated the recall of SoftRAM95 from the retail channel. A new version of SoftRAM, SoftRAM3.0, a system performance utility designed to accelerate CD-ROM data access, compress data in RAM and monitor system performance for Windows 95 and Windows 3.1x was released in late February 1997. There can be no assurance that SoftRAM3.0 will achieve any degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period.

FLUCTUATIONS IN OPERATING RESULTS

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





                                    9 of 14

          However, while the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and such new products and/or current products gain market acceptance. However, there can be no assurance that new products will be released by the Company, or if released that such release will be on a timely basis; or that any products will achieve any degree of market acceptance or that such acceptance will be sustained for any significant period; or that they will be profitable or profitability, if any, can be sustained. Failure to complete on a timely basis, or lack of demand for products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe.

RESULTS OF OPERATIONS

          The Company generated a profit in the third quarter of FY 1997 contrasted with significant operating losses generated in the first and second quarters of FY 1997. These operating results are discussed in detail below.

Net Revenues

                                                                         (Decrease)
                                                           FY 1996         Increase          FY 1997
                                                           -------       ----------       ----------
Net Revenues                First Nine Months             $13,708,179       (71)%         $3,964,627
                            Third Quarter                     388,191       >100%          3,231,415

          During FY 1996, the Company derived substantially all of its software revenues from sales of SoftRAM and SoftRAM95 to software distributors, computer superstores and mass merchandisers in North America. Revenues during the first nine months of FY 1996 were primarily attributable to the introduction of SoftRAM which began shipping in May of 1995 and SoftRAM95 which began shipping in August 1995. Revenues for the first nine months of FY 1997 were derived primarily in the third quarter as the Company released four of its current offering of eight products during the third quarter, of which sales of Windrenalin HD accounted for a majority. CD-Speedster (PC) and CD-Speedster
(Mac) began shipping in January 1997. Windrenalin HD and SoftRAM3.0 began shipping in late February 1997. Two products were released late in the first quarter (RAM Charger 3.0 and MacAccess 2.0) and two products in November 1996 (WinKrypt and Burn It!) - the first products released since the Company's recall of SoftRAM95 (see "Overview", above). The Company anticipates recognizing relatively little revenues as compared to the prior year until such time, if any, as these new products gain market acceptance.

Cost of Revenues

                                                                         (Decrease)
                                                          FY 1996         Increase  FY 1997
                                                          -------         --------  -------
Cost of  Revenues           First Nine Months          $1,713,163             (40)%       $1,026,661
Percent of Net Revenues                                        13%                                26%
                            Third Quarter              $   24,205             >100%       $  881,083
                                                                6%                                27


          Cost of revenues consists of direct manufacturing costs and royalty expenses for the Company's software products. Cost of revenues as a percentage of net revenues increased to 26% during the first nine months of FY 1997, from 13% in the same period of FY 1996, due primarily to royalty expenses associated with certain of the Company's software products. No royalty expenses were incurred during FY 1996. The overall decrease in the cost of revenues during the first nine months of FY 1997 is directly attributable to the decrease in net revenues.








                                    10 of 14

Research and Development Expenses

                                                        FY 1996          Increase             FY 1997
                                                        -------          --------             -------
R & D Expenses              First Nine Months          $ 933,160            86%             $1,736,752
Percent of Net Revenues                                        7%                                   44%
                                Third Quarter          $ 354,817            49%             $  527,367
                                                              91%                                   16%


          Research and development expenses increased from $933,160 during the first nine months of FY 1996 to $1,736,752 during the first nine months of FY 1997. This increase is primarily attributable to expenses associated with the development of several new products and to the increase in the number of research and development projects. Research and development expenses increased as a percentage of net revenues during the first nine months, as compared to the prior year, due to the decrease in revenues for the period and increased amounts expended for research and development. The Company expects research and development expenses will be maintained near the current dollar level for the balance of FY 1997 due to the number of research and development staff and projects and the acquisition of Veritas Technology Solutions Ltd.

          In accordance with Statement of Financial Accounting Standards No. 86 (FASB 86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of the third quarter of FY 1997, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for FY 1996 or 1997 have been borne directly by the Company's customers.

Marketing and Selling Expenses

                                                                         (Decrease)
                                                          FY 1996          Increase            FY 1997
                                                         --------         ---------            -------
M & S Expenses              First Nine Months          $6,263,529            (62)%          $2,410,777
Percent of Net Revenues                                        46%                                  61%
                            Third Quarter              $  741,418              18%          $  878,145
                                                             >100%                                  27%


          Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses were significantly higher during the first nine months of FY 1996 as compared to the first nine months of FY 1997 due primarily to expenses associated with the introduction of SoftRAM95 in August of 1995 and related marketing expenses throughout the period. Marketing and selling expenses increased as a percentage of net revenues during the first nine months of FY 1997, as compared to the prior year, due to the decrease in revenues for the period. The Company anticipates that significant marketing and selling expenses will be required to support the launch of new products during the balance of FY 1997 and that these expenses will continue to increase as a percentage of net revenues until such time, if any that the Company's new products gain market acceptance and are able to generate sufficient revenues to offset any such increase.

General and Administrative Expenses

                                                         FY 1996         (Decrease)            FY 1997
                                                         -------         ----------            -------
G & A Expenses              First Nine Months          $2,660,667               (28)%       $ 1,906,421
Percent of Net Revenues                                        19%                                   48%
                            Third Quarter              $1,535,075               (54)%       $   705,215
                                                             >100%                                   22%

          General and administrative expenses decreased during the first nine months of FY 1997 as compared to the prior year due primarily to a reduction in legal fees for the period which was partially offset by increases in direct and indirect expenses required to support the increase in research and development projects, the facilities expansion and the increased number of support and management staff. General and administrative expenses increased as a percentage of net revenues during the first nine months of FY 1997, as compared to the prior year, due to the decrease in revenues for the period. Although the Company's general and administrative expenses are to a





                                    11 of 14
significant extent fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and gain market acceptance.

Other Income (Expense), net

                                                        FY 1996          (Decrease)              FY 1997
                                                        -------          ----------              -------
Other Income (Expense),     First Nine Months          $273,001           >(100)%              $(295,712)
  net
                            Third Quarter               219,424             (31)%                151,263

          Other income and expense for the first nine months of FY 1997 consists primarily of interest income, an insurance settlement and the unutilized prior period expense accrual, which were offset by accrued interest on convertible debentures, the amortization of the related debt issuance costs and a non-cash charge to interest expense related to the issuance of convertible debentures. Other income and expense for the first nine months of FY 1996 consists principally of interest income which more than offset interest expense for the period.

Net Income (Loss)

For the reasons outlined above the Company realized a $3,411,696 net loss during the first nine months of FY 1997 as compared to a net loss of $1,789,339 during the first nine months of FY 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents decreased $6,514,008 from June 30, 1996 to March 31, 1997 due primarily to the cash used in operating activities for the nine month period of $6,460,061. Over the same period, the Company's working capital decreased by only $2,314,470 (from $5,185,204 at June 30, 1996 to $2,870,734 at March 31, 1997) due primarily to the offsetting effects of the decrease in current liabilities. The Company uses its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows. The Company has no plans, commitments or agreements with respect to any such transactions as of the date of this report.

          The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating revenue and generally receives cash from sales 60 to 90 days after shipping its product. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of FY 1997, however, there can be no assurance in this regard. Thereafter, the Company will need substantial additional capital. If the Company's plans or assumptions change, if its assumptions prove to be inaccurate, if it consummates investments or acquisitions in addition to those currently contemplated or if it experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant lack of acceptance in the marketplace for the Company's products or if the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. The generation of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

PRODUCT DEVELOPMENT

          In addition to RAM Charger 3.0, MacAccess 2.0, WinKrypt, Burn It!, CD-Speedster (PC) & CD-Speedster(Mac), Windrenalin HD and SoftRAM3.0 already in retail distribution, the Company has other new products under development including EyeCatcher (see "Overview" above, for descriptions of these products).

          The Company believes continued investment in research and development to develop state-of-the-art technology for incorporation into its products is required if it is to remain competitive in the marketplace. As





                                    12 of 14
well, the Company must also maintain good relations with PC platform, operating system and peripheral equipment vendors to enable it to develop competitive software products.

          The Company depends on the successful development of new products, including new titles and the adaptation of existing titles to new platforms and technologies, to expand its product offerings and to augment revenues from products that have declined in revenue prospects. The Company also depends on upgrades of existing products to lengthen the life cycle of such products. Finally, the Company must continually anticipate and adapt its products to emerging personal computer platforms and environments. If the Company's products become outdated and lose market share, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected.

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



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

SETTLED ACTIONS

          The Florida Attorney General's Office initiated a civil investigation relating to the SoftRAM products and served a subpoena requesting documents and information from the Company. The Company has been in contact and working with that office in an effort to resolve any concerns about SoftRAM. THE FLORIDA ATTORNEY GENERAL'S OFFICE AND THE COMPANY HAVE ENTERED INTO A SETTLEMENT IN THIS MATTER. PURSUANT TO THE TERMS OF THE SETTLEMENT WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY MADE A $125,000 PAYMENT TO THE FLORIDA LEGAL AFFAIRS REVOLVING TRUST FUND (THE PAYMENT WAS MADE IN JULY 1996 AND THE RELATED EXPENSE WAS RECOGNIZED IN FY 1996 UNDER NONRECURRING CHARGE - PRODUCT RECALL) AND AGREED TO MAKE NO MISLEADING STATEMENTS REGARDING SOFTRAM AND SOFTRAM95. THE PARTIES ARE CURRENTLY FINALIZING THE SETTLEMENT PAPERS.

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

          The Company intends to defend the above action vigorously and has filed a counterclaim for bad faith against AESIC and a third party complaint against the brokers. The Company cannot predict the







                                    13 of 14
financial impact of the costs of this litigation with any certainty, but believes that such costs could be substantial.

ITEM 2.  CHANGES IN SECURITIES

          During the quarter ended March 31, 1997 under the Company's 1995 Stock Option Plan (the "Plan") the Company granted incentive stock options to purchase an aggregate number of 35,000 shares of Common Stock to employees. All options granted under the Plan during the quarter ended March 31, 1997 have been granted at exercise prices equal to the fair market value at the date of grant with vesting provisions at varying intervals through March 2000.

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



                                                       SYNCRONYS SOFTCORP
                                                           (REGISTRANT)



            Date:  May 15, 1997                        /s/ Barbara Velline
                                                       -------------------
                                                       Barbara Velline
                                                       Chief Financial Officer














                                    14 of 14