Form 10KSB
period 1997-06-30
SYNCRONYS SOFTCORP
filed 1997-10-20
CIK 798077

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-25736

                               SYNCRONYS SOFTCORP
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                      33-0653223
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
             3958 INCE BOULEVARD                                  90232
               CULVER CITY, CA                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 842-9203

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.0001 PAR VALUE

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [X]

     The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates(1) of the Issuer, based on the closing sale price of the Common Stock on September 30, 1997 as reported on the OTC Bulletin Board, was $25,366,428.

     As of September 30, 1997 there were 22,608,214 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding. The Issuer's net revenues for its most recent fiscal year were $3,074,113.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].
---------------
(1) Excludes the Common Stock, $.0001 Par Value, held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock, $.0001 Par Value, outstanding at September 30, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Issuer or that such person is controlled by or under common control with the Issuer.
================================================================================

                               SYNCRONYS SOFTCORP
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                            PART I

Item 1.    The Business..................................................................    2
Item 2.    Description of Properties.....................................................    8
Item 3.    Legal Proceedings.............................................................    8
Item 4.    Submission of Matters to a Vote of Security Holders...........................    9

                                            PART II

Item 5.    Market for the Issuer's Common Equity and Related Shareholder Matters.........   10
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................   11
Item 7.    Financial Statements and Supplementary Data...................................   16
Item 8.    Changes in and Disagreements with Accountants and Financial Disclosures.......   16

                                           PART III

Item 9.    Directors, Executive Officers and Control Persons; Compliance with Section
           16(a) of the Exchange Act.....................................................   16
Item 10.   Executive Compensation........................................................   18
Item 11.   Security Ownership of Certain Beneficial Owners and Management................   18
Item 12.   Certain Relationships and Related Transactions................................   18

                                            PART IV

Item 13.   Exhibits and Reports on Form 8-K..............................................   19
Signatures...............................................................................   20

                                     PART I

ITEM 1. THE BUSINESS.

THE COMPANY

     Syncronys Softcorp ("Syncronys" or the "Company") develops, licenses and publishes software products, primarily in the business utility category, designed to make PC's operate more efficiently, effectively and securely. The Company currently has 11 products in the marketplace and others in the development stage. Its key distribution and retail accounts include Ingram Micro, Tech Data, Comp USA, Computer City, Tiger Direct, Best Buy and Office Depot.

     The Company assumed its present form in May 1995 as a result of the merger of Seamless Software Corporation ("Seamless"), a Nevada corporation, into the Company (then named Redstone Capital, Inc.). The Company changed its name to Syncronys Softcorp immediately after the merger.

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

     Seamless was a software developer and publisher with an office in Culver City, California. Seamless was originally incorporated in Delaware in May 1993 under the name Hypro Technologies, Inc. In March 1995, Hypro merged with a newly formed Nevada corporation for the purpose of changing its domicile to Nevada and changing its name to Seamless. In April 1995, Seamless acquired Autoship Systems Corporation, a developer and marketer of marine software. In May 1995, Seamless merged into the Company. In March 1996, the Company sold its Autoship subsidiary.

FIRST PRODUCT: SOFTRAM

     The Company released SoftRAM for Windows 3.1 in May 1995 and SoftRAM95 for Windows 95 and Windows 3.1 in August 1995. In October 1995 the Company announced a problem with SoftRAM95, the net result of which was that RAM compression was effectively not being delivered to the Windows 95 operating system. The Company implemented a comprehensive consumer program which included refunds, extended toll-free customer assistance and ultimately a recall of SoftRAM95 from the retail channel. The Company incurred one time charges totaling $12,344,652 in fiscal 1996 to provide for the costs of this recall, including product returns in excess of normal reserves, legal fees and expenses, and settlement costs for the ensuing litigation and inquiries. All significant expenses and direct business issues related to the recall are believed to have been fully resolved as of the end of the 1997 fiscal year, although there can be no assurances that new issues may not arise in the future.

CAPITAL INFUSION, BUILDING INFRASTRUCTURE

     In May 1996, the Company raised $13 million through the issuance of convertible debentures. Syncronys used the capital infusion to build a strong infrastructure capable of supporting a higher level of operations. Infrastructure building included reorganizing the engineering department and enhancing the Company's quality control engineering and procedures; establishing a Technology Advisory Panel, accelerating new product development/licensing activities; installing a team of experienced mid and senior level managers; producing, packaging, marketing and advertising new products.

PRODUCT DEVELOPMENT

     To ensure a steady stream of new, cutting-edge software technology, Syncronys in the summer of 1996 implemented a strategy of licensing technology from independent development firms on a royalty basis, in addition to its own in-house development capability which includes a wholly-owned subsidiary in Israel (see "Growth, Acquisitions and Strategic Alliances" below).

     There can be no assurance that the Company will release new proprietary or third-party software products or, if released, that such release will be on a timely basis. Nor can there be any assurance that any products will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. There can be no assurance that a market will develop for the Company's products, or that, if a market does develop, that such products will be profitable or that profitability, if attained, can be sustained. Failure to complete on a timely basis, or lack of demand for existing or new products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe.

     While the Company believes continued investment in research and development is required to remain competitive in the marketplace, its business model is being revised to emphasize third-party development (see "Business Model For The New Millenium" below). As well, the Company must also maintain good relations with PC platform, operating system and peripheral equipment vendors to enable it to develop and market competitive software products.

     As of September 30, 1997 the Company had an engineering, R&D and quality control development staff of 12 persons, excluding consultants and several third-party developers with whom the Company has established formal or informal product development alliances.

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

     The length of time required to develop the Company's in-house products and product upgrades typically ranges from six to 24 months, as is common in the software industry. The Company has, as is common in the industry, experienced delays in the planned release of new products or product upgrades from one to 12 months as a result of development completion delays, and product testing and quality assurance. There can be no assurance that such delays from the planned product release dates will not occur in the future. Additionally, there can be no assurance that the Company will be able to release new products on schedule or that such new products, if released, will achieve market acceptance. If a product's release is delayed, it may miss an important selling season and the Company's expected return on its investment in the product could be materially delayed or diminished.

PRODUCT LINE

     Products currently in the market are: (1) RAM Charger 3.0 which adds dynamic memory allocation for the MacIntosh System 7.x; (2) MacAccess 2.0 which enables PCs to read, write and format Mac floppy discs and most common removable media in Windows 3.1x and 95; (3) WinKrypt, a Windows 95 security program that enables users to lock data, secure e-mail and search for intruders; (4) Burn It!, a file deletion utility for Windows 95 and MacIntosh System 7x; (5) & (6) CD-Speedster (PC) and CD-Speedster (Mac), CD-ROM caching programs for Windows 95 and 3.1x, and MacIntosh System 7x, repectively; (7) Windrenalin, an acceleration launch program for Windows 95; (8) SoftRAM3, a program that monitors system performance, accelerates CD-ROM data access and undertakes dynamic RAM compression for Windows 3.1x; (9) Utility Belt, a bundled product consisting of eight Windows 95 utility software programs, six of which were licensed from other software publishers; (10) EyeCatcher, a Windows 95 program that turns a PC or PC-adapted video camera into a motion-detection security system providing instant, real-time fax, e-mail and telephone "alert" delivery and/ or replay of recorded images triggered by custom pre-programmed cues or timing; and (11) BigDisk, a disk utility for Windows 95 that allows the PC to read all its hard drives as one big drive.

     Utility Belt shipped at the end of June 1997. Eye Catcher and BigDisk both shipped towards the end of the first quarter of fiscal year 1998.

BUSINESS MODEL

     Entering fiscal 1998, Syncronys' business model has evolved and been refined. Most of its new products are to be licensed on a royalty basis from outside development firms to provide a steady stream of leading-edge software products to capitalize on the Company's strong sales and marketing capabilities. This is also intended to produce a substantial competitive advantage by allowing the Company to: (1) access the most advanced software of independent developers worldwide; (2) respond more quickly to rapidly changing trends in the industry by selecting advanced software technology that is ready for timely introduction and; (3) greatly reduce development cost and risk.

     While the software industry has several dominant companies, the rapidly changing nature of the industry favors companies that are flexible enough to anticipate and react quickly to market and technological change. Additionally, much of the fast-growing development sector is highly fragmented and the global community of small and mid-size independent developers, easily accessible in today's electronic information age, represents a tremendous potential source of innovative, state-of-the-art software technology.

     Although some competing software publishers will license third-party developed software on an adjunct basis, a company structured specifically to do so could potentially be able to attain far higher levels of operational efficiency with this core-business model than would otherwise be possible, resulting in superior business relationships with these software developers thus attracting the best technology, and providing the most favorable terms for the Company and for the developers. Approximately half of the Company's products to date have been based upon proprietary technology.

MARKETING AND DISTRIBUTION

     The Company sells its software products in the consumer market primarily through distributors to retail chains, computer superstores, specialty software stores, mass merchandisers, discount warehouse stores and mail order houses. The Company has entered into distribution agreements with the leading U.S. software distributors, Ingram Micro and Tech Data, as well as other distributors, to distribute its products in the U.S. and Canada. Retail outlets include Comp USA, Computer City, Tiger Direct, Best Buy and Office Depot, WalMart and others.

     The Company has also entered into an agreement with Retail OEM International, Inc. a Newport Beach sales representation company, to sell its products to North American and selected European retailers. The Company in Fiscal 1997 entered several distribution agreements to sell its products in Europe and Asia, although there can be no assurance the Company will generate any sales in Europe or Asia.

     A significant portion of the Company's net revenues arise from sales to a limited number of distributors as practically all consumer software in North America is distributed through four or five distributors which dominate this sector. Actual product pull-through of these product sales to distributors is generated at the retail level by various marketing means such as advertising, coop marketing and in-store promotions. This is expected to continue in the future. During fiscal 1997, three customers, Tech Data, Ingram Micro and Tiger Direct, accounted for approximately 38%, 34% and 16% of net revenues, respectively. During fiscal 1996, Ingram Micro, Tech Data and Navarre, accounted for approximately 37%, 30% and 11% of net revenues, respectively. During fiscal 1997 and 1996, no other customer's purchases constituted 10% or more of the Company's net revenues.

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

     The distribution channels through which software products are sold have been characterized by rapid change, including the consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as mass merchandisers. In addition, there are an increasing number of companies competing for access to these channels. The Company is subject to intense competition for access to distribution channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for adequate levels of shelf space and promotional support from retailers. Although the Company has had a strong presence for its 11 products with many of the industry's leading retailers, there can be no assurance that such retailers will continue to purchase, through distributors, the Company's products or to provide the Company's products with continued high quality and adequate levels of shelf space and promotional support.

     Products are generally shipped as orders are received and the Company has historically operated with a minimal volume of backorders. Because of the generally short cycle between order and shipment, the Company does not believe that its backorders as of any particular date are meaningful.

     As of September 30, 1997, the Company had a marketing and sales staff of 8, comprised of both employees and consultants, exclusive of the Company's product managers.

MANUFACTURING AND TECHNICAL SUPPORT

     All manufacturing, fulfillment and technical support for the Company's products are provided on a contract basis by unrelated third parties. The Company also derives valuable data from its third-party technical support staff such as a data base of Syncronys product purchasers for future product cross selling, as well as direct consumer feedback on product features, benefits and specific software needs and preferences which is then used to shape new product development.

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

COMPETITION

     The software industry is intensely competitive and consumer demand for particular software products may be adversely affected by the increasing number of competitive products from which to select. The Company has numerous competitors of varying sizes and resources for its current and future products. Competitors include Symantec, McAffee, Connectix, CyberMedia and Quarterdeck.

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

     Among the Company's potential indirect competitors is Microsoft Corporation, the dominant supplier of computer operating systems. Microsoft frequently coordinates its operating system marketing efforts with those for its applications software. Although the Company's experience has been that new operating systems create as many opportunities for new utility software as they reduce through improvement, Microsoft could seek to design its products so as to be incompatible with the Company's products, including products under development, or to incorporate features which duplicate features of the Company's products. Microsoft could also seek to market its products to original equipment manufacturers in such a manner that the market for the Company's products would be diminished. There can be no assurance that competition from PC hardware suppliers, Microsoft or others would not render the Company's current or future products non-competitive or obsolete.

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

     The Company believes that the principal competitive factors in the software industry include product features, quality, ease of use, access to distribution channels, relationships with other hardware and software manufacturers, brand name recognition, quality of support services and price. These factors are affected by a Company's ability to anticipate and react quickly to technological and market changes. Increased competition may result in the loss of shelf space, reduction in sell-through of the Company's products at retail stores, reduction in access to alternative marketing channels (such as bundling with complementary products) or additional price competition, any of which could have a material adverse effect on the Company's results.

PROPRIETARY RIGHTS

     The Company attempts to protect its rights in the software that it develops and licenses through a variety of measures including copyrights, patents, trademarks, trade secret laws, employee and third-party nondisclosure agreements. The Company believes that, due to the rapid rate of technological change within the industry, such intellectual property protection measures are important, but are less significant to the Company's success than factors such as the knowledge, ability and experience of the Company's personnel, the quality of its customer service, research and development, brand name recognition and product loyalty.

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

EMPLOYEES

     As of September 30, 1997, the Company had a staff of 28 people, comprised of both employees and consultants, including 12 in R&D, engineering/quality assurance, eight in sales and marketing, and eight in administration/other. The Company believes that its relations with employees are good. The employees and the Company are not parties to any collective bargaining agreements.

     The Company's future success depends in large part on the continued service of its key employees and its ability to continue to attract, motivate and retain highly qualified employees. In particular, the Company is highly dependent on the management services of Rainer Poertner, Daniel G. Taylor, and Mark Skiba. These and the Company's other key employees could voluntarily terminate their employment with the Company at any time. Competition for such employees is intense, and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of key employees could have a material adverse effect upon the Company's research and development efforts, operations and results. The Company does not currently maintain key person life insurance covering its executive officers or other key employees.

GROWTH, ACQUISITIONS AND STRATEGIC ALLIANCES

     The Company is currently experiencing a period of growth that could place a strain on the Company's financial, management and other resources. This growth has resulted in an increase in the level of responsibility for both existing and new management personnel and the Company has installed a number of new senior managers over the past 18 months.

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

     On December 5, 1996, the Company acquired Veritas Technology Solutions Ltd. (Veritas), an Israeli software development firm whose development expertise and product roster is complimentary to the Company's development and marketing strengths, for 400,000 shares of its Common stock. Additional shares may be issued in the event certain sales targets of products developed by Veritas are reached. Veritas was renamed Syncronys Israel Corporation, a wholly owned Syncronys subsidiary. The Company accounted for this transaction as a purchase. The fair value of the shares on the date of issuance were recorded as goodwill subject to the Company's full evaluation of the assets acquired, and will be amortized over no more than a five year period. Syncronys Israel develops technology for the Company to publish and is not considered a direct source of revenues. There can be no assurance that the Company will generate profits as a result of this acquisition.

     The Company in the past year has entered into several license and development relationships with developers for a number of its current and in-development products. There can be no assurance that the Company will generate revenue or profits as a result of these licensing and development relationships.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company currently leases approximately 5,600 square feet of office space in Culver City, California, pursuant to a lease agreement. The monthly rent for this space is approximately $9,000. The lease agreement provides for a three year lease term to expire in October 1998.

     Syncronys Israel Corporation leases a small facility south of Tel Aviv, at a minimal cost. This subsidiary qualifies for, and receives, a variety of forms of assistance from levels of the Israeli government.

     The Company believes that these facilities will be adequate for its current needs. The Company has no present understandings, commitments or agreements, other than as stated above, regarding any alternative facilities arrangements. The Company believes that suitable additional or alternative space will be available as needed at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

SETTLED MATTERS

     In December 1995, a putative class action was commenced by Julie Marshall (on behalf of all persons who purchased Syncronys common stock between June 1, 1995 and December 7, 1995, inclusive, and suffered damages as a result thereof) in the United States District Court, Central District of California, Western Division against the Company and certain current or former directors and officers of the Company (Daniel G. Taylor, Rainer Poertner, Wendell Brown and Kevin P. O'Neill) seeking damages, injunctive relief, costs and attorney's fees. IN JANUARY 1997, THE COURT APPROVED A SETTLEMENT OF THIS ACTION. PURSUANT TO THIS SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE DEFENDANTS PAID $3.25 MILLION IN FULL SATISFACTION OF THE ACTION, INCLUSIVE OF ATTORNEY'S FEES AND ALL COSTS ASSOCIATED WITH THE ADMINISTRATION OF THE SETTLEMENT. THE COMPANY'S PRIMARY DIRECTOR'S AND OFFICER'S INSURANCE CARRIER CONTRIBUTED $2 MILLION TO THE SETTLEMENT. THE COMPANY'S EXCESS DIRECTOR'S AND OFFICER'S INSURANCE CARRIER, AGRICULTURAL EXCESS AND SURPLUS INSURANCE COMPANY (AESIC), CONTRIBUTED $1.25 MILLION TO THE SETTLEMENT, BUT PRESERVED ITS COVERAGE DEFENSES AND RESERVED ITS RIGHT TO BRING A DECLARATORY ACTION AGAINST THE COMPANY TO RECOVER ITS CONTRIBUTIONS. AESIC BROUGHT SUCH AN ACTION, WHICH HAS BEEN SETTLED (SEE BELOW).

     In February 1996, a punitive class action was commenced by Nathaniel O'Seep in the Fifth Judicial Circuit in Marion County, Florida against the Company, a software retailer and a software company seeking damages, costs and attorney's fees arising from the sale of the SoftRAM product line. THIS ACTION WAS SETTLED AND DISMISSED WITH PREJUDICE IN AUGUST 1996. PURSUANT TO THE TERMS OF THE SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY PAID THE PLAINTIFF $1,000 AND ATTORNEY'S FEES OF $120,000.

     In October 1996, AESIC commenced an action against the Company and the officers and directors named in the Marshall action in United States District Court for the Central District of California seeking a declaration that it was not obligated under its director's and officer's insurance policy to indemnify any of the defendants for any amounts incurred in connection with certain litigation matters previously settled by the Company and that it is entitled to recoup all amounts expended to fund the settlement of such litigation. The Company filed a counterclaim for bad faith against AESIC and a third-party complaint against the brokers. IN JUNE 1997, THESE MATTERS WERE SETTLED AND DISMISSED WITH PREJUDICE. PURSUANT TO THE TERMS OF THE SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY AND THE BROKERS PAID AESIC $250,000 AND $200,000, RESPECTIVELY.

     In 1995, the Company was contacted by the New York Regional Office of the Federal Trade Commission which made an inquiry into the SoftRAM product line. THE COMPANY COOPERATED WITH THE FTC'S INQUIRIES AND THE COMPANY AND CERTAIN OF ITS OFFICERS (RAINER POERTNER, DANIEL G. TAYLOR AND WENDELL BROWN) ENTERED INTO A CONSENT DECREE ISSUED OCTOBER 7, 1996 WITH THE FTC PURSUANT TO WHICH THEY AGREED TO COMPLY WITH FTC REGULATIONS IN RESPECT TO ALL FUTURE PRODUCTS.

     In 1996, the Company was contacted by the Florida Attorney General's Office which initiated a civil investigation relating to the SoftRAM product line. THE COMPANY COOPERATED WITH THIS INQUIRY AND SUBSEQUENTLY, THE COMPANY MADE A PAYMENT OF $125,000 TO THE FLORIDA LEGAL AFFAIRS REVOLVING TRUST FUND IN

FULL SETTLEMENT OF THE MATTER. THE COMPANY HAS BEEN INFORMED THAT THE SETTLEMENT AGREEMENT HAS BEEN APPROVED BY THE FLORIDA ATTORNEY GENERAL'S OFFICE AND IS AWAITING THE FLORIDA ATTORNEY GENERAL'S EXECUTION AND RETURN OF THAT AGREEMENT.

     In 1995, Ziff Davis Publishing Company ("Ziff-Davis") notified the Company that it believed that a portion of the code used in SoftRAM95 violated its copyright. Ziff Davis never instituted legal proceedings to pursue this claim which the Company vigorously disputed. IN FEBRUARY 1997 THIS MATTER WAS SETTLED. PURSUANT TO THE TERMS OF THE SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY MADE A SETTLEMENT PAYMENT OF $9,700.

     In 1996, Softline, Inc. ("Softline") provided the Company with notice of a threatened litigation in connection with a product distribution agreement between it and the Company. Softline never instituted legal proceedings to pursue this claim which the Company vigorously disputed. IN AUGUST 1996 THIS MATTER WAS SETTLED. PURSUANT TO THE TERMS OF THE SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY MADE A SETTLEMENT PAYMENT OF $150,000.

     In 1997, Scott Mednick & Associates, Inc. filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles alleging that it was not fully paid by the Company for product packaging services. This matter was vigorously defended by the Company. IN MAY 1997 THE MATTER WAS SETTLED. PURSUANT TO THE TERMS OF THE SETTLEMENT AND WITHOUT ANY ADMISSION OF LIABILITY WHATSOEVER, THE COMPANY MADE A SETTLEMENT PAYMENT OF $20,000.

PENDING MATTERS

     In April 1997, the New York Attorney General's Office sent two letters inquiring whether the Company could substantiate advertising claims made with respect to its Windrenalin and CD Speedster products. THE COMPANY HAS RESPONDED TO SUCH INQUIRIES AND FOLLOW-UP INQUIRIES AND BELIEVES THAT THE PERFORMANCE OF ITS WINDRENALIN AND CD SPEEDSTER PRODUCTS SUPPORTS ITS ADVERTISING CLAIMS.

     In September 1997, the Company and an officer (Daniel G. Taylor) were named as defendants in an action commenced by PowerPro Software, Inc. in the California Superior Court for the County of Santa Clara seeking compensatory and consequential damages, punitive and exemplary damages, interest, declaratory relief as to royalties and vesting of options and mandatory relief arising from a software license agreement between it and the Company. THE COMPANY IS OF THE VIEW THAT THIS ACTION IS WITHOUT MERIT AND INTENDS TO VIGOROUSLY DEFEND IT.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on November 26, 1996 and a majority of outstanding common shares were represented in person or through proxy. The matters put to a vote, all of which were approved, were the: reelection of four directors, Rainer Poertner, Daniel G. Taylor, Lloyd I. Baron and Jon D. Sawyer; Wendell Brown did not stand for re-election; ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997; and approval of an amendment to the Company's 1995 Stock Option Plan increasing the total number of shares issuable from 1.2 million to 2 million shares.

                                    PART II

ITEM 5. MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Principal Market or Markets. The Company's Common Stock, $.0001 Par Value ("Common Stock"), is traded on the over-the-counter market under the symbol "SYCR" and is quoted on the OTC Bulletin Board. The following table sets forth the closing high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board for the past eight quarters. These prices are believed to be representative inter-dealer closing bid quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                                                             BID
                                                                       ---------------
                                QUARTER ENDED                           LOW      HIGH
        -------------------------------------------------------------  -----     -----
        September 30, 1995...........................................  13.00     31.75
        December 31, 1995............................................   2.37     10.25
        March 31, 1996...............................................   1.81      4.00
        June 30, 1996................................................   2.25      6.75

        September 30, 1996...........................................   1.31      5.00
        December 31, 1996............................................   0.63      1.53
        March 31, 1997...............................................   0.75      4.44
        June 30, 1997................................................   1.94      3.75

     Approximate Number of Holders of Common Stock. The number of record holders of the Company's Common Stock as of July 8, 1997 was 373 and the number of beneficial holders of the Company's Common Stock is estimated to be more than 1,000.

     Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid or declared with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

     Description of Debt Securities. The Company completed a $13 million private placement on May 22, 1996. The private placement consisted of Convertible Debentures and Warrants to purchase the Company's Common Stock, $.0001 Par Value. The Convertible Debentures were issued at 100 percent of principal amount and carry an interest rate of ten percent, with interest deferred until the earliest of the date of conversion, redemption or May 17, 1999. The Debentures were initially convertible beginning in 45 days from the closing date into free trading shares of the Company's Common Stock, $.0001 Par Value, at the lesser of $5.50 per share or eighty five percent of the market price of the Company's Common Stock, $.0001 Par Value, at the time of conversion.

     Each Convertible Debenture carries a Warrant entitling its Holder to initially purchase a number of shares of the Company's Common Stock, $.0001 Par Value, equal to the aggregate principal amount of such Debenture divided by $5.50. Warrants are not exercisable for 105 days from the date of issuance, have a five-year term and are exercisable at a purchase price of $5.50 per share.

     The Company amended $7.8 million of the $10 million in convertible debentures outstanding as of October 14, 1996. Under the terms of that amendment, $7.8 million of the debentures were prohibited from being converted into Syncronys common stock for 150 days. Thereafter, fifteen percent of such $7.8 million of debentures were eligible for conversion into Syncronys common stock in each month following the expiration of the 150 day period, with the last such debentures convertible only in the month beginning 331 days after the amendment became effective. Additionally, the fixed-price element of the conversion formula was changed to $3.50, and the corresponding warrant strike price was changed to $5.22. All other terms remained unchanged.

     On April 29, 1997, the Company completed a private placement of a $1.25 million convertible debenture to a New York City-based institutional investor. The debenture was sold at 100 percent of principal amount and bears interest at a rate of 9% with interest deferred until the earliest of the date of conversion or April 10, 2000. The debenture is convertible, in whole or in part, at the option of the holder at any time after April 29,

1998 into shares of Common Stock at a conversion price of $1.80 per share. The debenture carries a warrant which entitles its holder to purchase 694,444 shares of Common Stock at a purchase price of $2.75 per share, and which may be exercised at any time prior to April 10, 2002.

     Preferred Stock. On June 30, 1997, the Company issued to a San Francisco-based investor 2,000 shares, for a total of $2 million, of 8% Convertible Preferred Stock, payable in kind, which are convertible into common stock at a price ranging from a zero discount to the market price to a maximum of 15 percent after 12 months following the close. The investor was also issued warrants to purchase 600,000 shares of Common Stock at an exercise price of $3.75 per share. Subject to meeting certain conditions, the Company may issue to the investor through early 1998 up to 3,000 additional shares of Convertible Preferred Stock ($3 million) and Warrants to purchase up to approximately 700,000 shares of Common Stock.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the Company's financial statements and the notes thereto for its fiscal year ended June 30, 1997 ("FY 1997"). The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

OVERVIEW

     The Company develops, licenses and publishes software products, primarily in the business utility category, designed to make PC's operate more efficiently, effectively and securely. The Company currently has 11 products in the marketplace and others in the development pipeline.

     The Company believes its key assets are its relationships with the retail software sales channel, its proven, innovative marketing capabilities, and its ability to produce, or identify and license, leading-edge utility software technology. Its distribution and retail accounts include Ingram Micro, Tech Data, Comp USA, Computer City, Tiger Direct, Best Buy, Office Depot, WalMart and many others. Although the Company has been in existence since 1986, its current operations have been in place only since its merger with Seamless in May 1995. Accordingly, the Company is still in many respects subject to many of the risks and uncertainties inherent to an emerging growth company

     Syncronys experienced success in 1995 with its first product, SoftRAM and successor product SoftRAM95, in 1995, when the Company was still a small start-up, single-product company. When the Company initiated a full recall and refund/upgrade program for that product after discovering a technological defect, it resolved all issues relative to the recall. In May 1996, The Company raised $13 million through the issuance of convertible debentures. The Company installed a senior management team of experienced professionals, and the capital infusion was used to build a reinforced infrastructure capable of supporting multiple product development, marketing and sales, and then to develop (or acquire) and bring to market new software technology (see "The Business" Part
I). Since May 1996, the Company has introduced 11 new software products in the marketplace.

     Entering fiscal 1998, Syncronys' business model has been refined so that most of its new products are to be licensed on a royalty basis from outside development firms to provide a steady stream of leading-edge software products to capitalize on the Company's strong sales and marketing capabilities. This is also intended to produce a substantial competitive advantage by allowing the Company to: (1) access the most innovative and sophisticated software of independent developers worldwide; (2) respond more quickly to rapidly changing trends in the industry by selecting advanced software technology that is ready for timely introduction and; (3) greatly reduce development cost and risk.

     Although some competing software publishers will license third-party developed software on an adjunct basis, Syncronys believes that by being structured to do so, it will be able to establish and maintain superior business relationships with the global community of independent software developers. By being the developers' 'publisher of choice,' it will attract and secure the best technology, as well as attain higher levels of operational efficiency with this custom core-business structure than would otherwise be possible elsewhere, leading to the most favorable licensing terms for both the Company and for the developers. Approximately half of the Company's products have been based upon proprietary technology. Such a model could also allow Syncronys to keep a larger portion of its operating costs variable, by not incurring development expense nor risk.

     Syncronys in the second half of the 1997 fiscal year began to enter certain overseas markets in Europe and Asia and believes these markets offer considerable potential for incremental sales. Additionally, Syncronys expects to begin to market its software technology to OEM and corporate markets in Fiscal 1998, two markets in which it has not historically participated and which offer significant potential for incremental sales with existing, or moderately adapted, technology which it already owns or licenses.

FLUCTUATIONS IN OPERATING RESULTS

     The only products Syncronys introduced and sold in fiscal 1996 were SoftRAM and SoftRAM95, the latter of which was subsequently recalled. In its fiscal year ended June 30, 1997 and subsequently, the Company has continued to execute on its business plan calling for producing and marketing a broad base of innovative utility software products and, with a recently reinforced infrastructure in place, has brought 11 new products to market.

     Certain of those products have sold better than others and going forward, in addition to newer products, the Company intends to focus its marketing resources on products with greater revenue potential. As is customary in the industry, Syncronys will seek to cost effectively phase out products whose sales are declining or deemed to have less potential, while developing and marketing new versions of existing products with strong market potential.

     On June 30, 1997 the Company closed a transaction whereby it issued $2 million in preferred convertible stock to one San Francisco-based investment fund. That capital infusion was intended for new-product development and licensing, working capital and to redeem the Company's outstanding convertible debenture issue when conditions were favorable to the Company.

     Of its 11 existing products (see Product Line, Part I), Utility Belt was shipped towards the end of June 1997 while two other products, EyeCatcher and BigDisk shipped towards the end of the first quarter of fiscal 1998. The Company has also announced it expects to introduce Zipper in the second quarter ending Dec. 31, 1997. Zipper is anticipated to be a powerful, yet easy-to-use ZIP archive management utility for Windows 95 and Windows NT 4.0.

     The Company has several other new products in its development pipeline, primarily through licensing agreements with outside developers, although as with Zipper, there is no assurance that any other new products will be released by the Company or if released, that such release will be on a timely basis; or that any product will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period; or that any such product will be profitable or that profitability, if any, will be sustained. Failure to complete on a timely basis, or lack of demand for products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe (see "Liquidity and Capital Resources", below). As well, the Company's success depends in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding.

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

CONSOLIDATED RESULTS OF OPERATIONS

  Net Revenues

                                                      FY 1997       (DECREASE)       FY 1996
                                                     ----------     ----------     -----------
    Net Revenues before product recall returns...    $3,074,113         (76%)      $12,797,786

     During FY 1997, the Company derived most of its revenues from sales of Windrenalin, CD-Speedster (PC), CD-Speedster (Mac), and SoftRAM3.0. Sales of Windrenalin accounted for the largest portion of revenue which occurred during the third quarter. During FY 1996, the Company derived substantially all of its revenues from sales of SoftRAM and SoftRAM95.

     During FY 1996, return and repurchase of product totaled $5,767,375 in connection with the recall of product initiated by the Company. Other charges for legal fees, settlements and upgrades were charged as operating expenses -- nonrecurring charges (see "First Product: SoftRAM" above).

  Cost of Revenues

                                                        FY 1997        INCREASE       FY 1996
                                                       ----------     ----------     ----------
    Cost of Revenues...............................    $1,473,934         18%        $1,251,126
    Percentage of Net Revenues.....................            48%                           10%

     Cost of revenues consists of direct manufacturing costs and royalty expenses for the Company's software products. Cost of revenues as a percentage of net revenues increased to 48% during FY 1997, from 10% in FY 1996, due in part, to royalty expenses associated with certain of the Company's software products and the release of several products near the end of Fiscal 1997. No royalty expenses were incurred during FY 1996.

  Research and Development Expenses

                                                       FY 1997        INCREASE        FY 1996
                                                      ----------     ----------     -----------
    Research and Development Expenses.............    $1,869,960          23%       $ 1,521,374
    Percentage of Net Revenues....................            61%                            12%

     Research and development expenses as a percentage of net revenues increased to 61% during FY 1997, from 12% in FY 1996. This increase is primarily attributable to expenses associated with the development of several new products and to the increase in the number of research and development projects.

     In accordance with Statement of Financial Accounting Standards No. 86 (FASB
86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of FY 1997, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for FY 1996 or 1997 have been borne directly by the Company's customers.

  Marketing and Selling Expenses

                                                      FY 1997       (DECREASE)       FY 1996
                                                     ----------     ----------     -----------
    Marketing and Selling Expenses...............    $3,942,126         (36%)      $ 6,199,631
    Percentage of Net Revenues...................          >100%                            48%

     Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses as a percentage of net revenues increased to .100% during FY 1997, from 48% in FY 1996, due to the decrease in revenues for the period. The Company anticipates that significant marketing and selling expenses will be required to support the launch of new products and that these expenses will continue to increase as a percentage of net revenues until such time, if any, that the Company's new products gain market acceptance and are able to generate sufficient revenues to offset any such increase.

  General and Administrative Expenses

                                                        FY 1997        INCREASE       FY 1996
                                                       ----------     ----------     ----------
    General and Administrative Expenses............    $2,819,556           5%       $2,694,776
    Percentage of Net Revenues.....................            92%                           21%

     General and administrative expenses as a percentage of net revenues increased to 92% during FY 1997, from 21% in FY 1996, due to the decrease in revenues for the period. Although the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and gain market acceptance.

  Nonrecurring Charge -- SoftRAM95 Recall

     During FY 1996, the Company took one time charges totaling $12,344,652 to provide for the expected costs of recalling SoftRAM95, including the costs of product returned under the recall in excess of normal returns reserves aggregating $5,767,375, and legal fees and expenses and the cost of settlements for SoftRAM product line related litigation aggregating $6,577,277. During FY 1997, the Company determined that its estimate of total direct costs related to the recall program exceeded the total actual costs incurred, and accordingly, reduced its related accrual and recorded a credit to product recall returns expense of $690,665. The Company also recorded $1,750,000 in recoveries from insurance carriers (see financial statements footnote #8).

  Other Income (Expense), Net

                                                      FY 1997        INCREASE        FY 1996
                                                    -----------     ----------     -----------
    Other Income (Expense), Net.................    $(1,866,921)         57%       $(1,192,772)

     Other income and expense during FY 1997 consists primarily of accrued interest on convertible debentures, the amortization of the related debt issuance costs and a non-cash charge to interest expense related to the issuance of convertible debentures. Other income and expense during FY 1996 consists primarily of a $1.5 million non-cash charge to interest expense related to the issuance of convertible debentures.

  Net Income (Loss)

     For the reasons outlined above the Company realized a $6,821,429 net loss in FY 1997 as compared to a net loss of $12,021,950 in FY 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for FY 1997 was $8,365,979. Cash and cash equivalents at June 30, 1997 was $1,399,122 which does not reflect $2,000,000 received on July 2, 1997 for the June 30, 1997 issuance of preferred stock. The Company uses its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

     The Company has deferred revenues for June, 1997 shipments of its Utility Belt product under guidelines of Statement of Financial Accounting Standards No. 48, "Revenue Recognition when Right of Return Exists". Management believes that potential return rates and price protection reserves for its Utility Belt product were not yet reasonably estimable based upon information available to the Company at the time the product was initially shipped. Deferred revenue in the amount of $2,525,000 was recorded on shipments of Utility Belt which were billed to distributors receiving the product towards the end of June 1997. This deferred revenue billed is included in trade accounts receivable at June 30, 1997. The Company may recognize as revenue the deferred revenue for Utility Belt in the first and second quarters of FY 1998 as information with respect to potential returns and/or price protection requirements, if any, becomes available.

     The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of new products or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

     In June 1997, the Financial Accounting Standards board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 130 on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 131 on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows

                   NAME                 AGE                     POSITIONS HELD
    ----------------------------------  ---   --------------------------------------------------
    Daniel G. Taylor..................  39    Chairman of the Board, Executive Vice President of
                                              Marketing and Secretary
    Rainer Poertner...................  49    Chief Executive Officer, President and Director
    John Shaw.........................  40    Vice President of Corporate Communications
    Mark Skiba........................  39    Chief Technology Officer
    Mark Bestow*......................  32    Interim Chief Financial Officer
    Jon Jackson.......................  27    Vice President of Sales
    Lloyd I. Baron....................  52    Director

---------------

* Mr. Bestow replaces Barbara Velline, whose resignation as CFO of the Company was accepted in September 1997.

     Daniel G. Taylor has served as Secretary and a Director of the Company since May 8, 1995, and as Chairman of the Board and Executive Vice President of Marketing since July 1, 1995. He also served as Chief Executive Officer from May 8, 1995 until June 30, 1995. Mr. Taylor was President and a Director of Autoship Systems Corporation from 1993 to December of 1995. From February 1995 until its merger with the Company on May 8, 1995, he also served as Chief Executive Officer and a Director of Seamless Software Corporation. From 1988 to 1992, Mr. Taylor was engaged with Cineplex Odeon Corporation with the head office in Toronto, Ontario, and on assignment with its UK subsidiary in London, England. Mr. Taylor was in the development side of the business, culminating in his appointment as Vice President of Development. Prior to joining Cineplex, he was a senior litigation associate for five years with the Toronto-based law firm of Fasken Campbell Godfrey where he participated in a broad variety of corporate and commercial litigation including corporate takeovers, shareholder actions and asset purchases. Mr. Taylor received his law degree from Osgoode Hall.

     Rainer Poertner has served as President and a Director of the Company since May 8, 1995, and as Chief Executive Officer since July 1, 1995. He co-founded Seamless and served as a Director and as President of Seamless from its inception in May 1993 until its merger with the Company on May 8, 1995. Mr. Poertner has over 15 years of business experience in the international business community. After having held several positions in the European and US entertainment industries, he founded Hybrid Arts, Inc. in 1986 by arranging venture financing for ADAP -- the first Direct-To-Disk Digital Recording System. After arranging Hybrid Arts' sale in 1991, Mr. Poertner became CEO of Hydra Systems, Inc. which developed and marketed ANDOR -- a fully functional Macintosh CPU on a PC peripheral card. Hydra Systems subsequently sold the technology and the inherent rights to a company in Seoul, Korea in 1992 as part of a Chapter 7 voluntary liquidation. Mr. Poertner received degrees in economics from the University of Frankfurt and the Klinger Business School.

     John Shaw has served as Vice President of Corporate Communications of the Company since August 1, 1996. Previously, he served as a Vice President in the investor relations practice of Sitrick and Company, from August 1995 to July 1996, where his account management responsibilities included Syncronys. Previous to Sitrick and Company, Mr. Shaw served as an Account Group Supervisor at the Financial Relations Board, from February 1992 to August 1995. Prior he worked as a business journalist including on-air with a CBS affiliate and as a print journalist with Gannett News. From 1981 to 1985, Mr. Shaw worked as a stockbroker with E.F. Hutton. Earlier, he served as a Captain and Communications Officer in the United States Marine Corps from 1978 to 1982. Mr. Shaw holds a Masters Degree in Management from Webster College and a Bachelor of Arts Degree in Psychology from the University of Arizona.

     Mark Skiba has served as Chief Technology Officer since September 11, 1997. Earlier, he was a founder and president of Brookfield, Connecticut-based Inset Systems since 1983, where he developed and published the award-winning Inset and HiJaak software products. In 1995, Mr. Skiba successfully negotiated the $18 million merger for Inset Systems with Quarterdeck Corporation. At Quarterdeck, he worked as Director of Development overseeing the release of several top selling products such as Cleansweep 3.0, and eventually serving as that company's interim CTO. Mr. Skiba holds a Bachelor of Science Degree in Engineering from Notre Dame and performed his post graduate studies at Stanford University.

     Mark Bestow has served as interim Chief Financial Officer of the Company since September 30, 1997. Most recently he served as corporate controller for Petersen Publishing, a Los Angeles-based public company with annual revenues of about $250 million. Prior, he served as CFO for Los Angeles-based Fancy Publications, which grew from about $25 million to more than $50 million in revenues during his tenure from 1991 to 1996. Mr. Bestow has also served in a financial and business consultant capacity to companies including Spelling Entertainment (NYSE: SP), Castle & Cooke (NYSE: CCS) and Dove Entertainment (Nasdaq: DOVE). Mr. Bestow is a certified public accountant and received his Bachelor of Science Degree in Accounting from National College, South Dakota and received his Master's Degree in Business Administration from the University of Southern California (USC).

     Jon Jackson has served as Vice President of Sales of the Company since October 2, 1996. Prior to joining the Company, Mr. Jackson served as the Buyer of Application Software at Computer City from September 1995 to October 1996. He also served as Retail Product Manager for Tech Data Corporation from August 1994 to September 1995 and as a Buyer for Macy's Inc. from January of 1990 to July of 1993. Mr. Jackson pursued a continuing education opportunity from July 1993 to August 1994 and previously attended Bob Jones University.

     Lloyd I. Baron, Ph.D., was elected a Director of the Company on October 16, 1995 by the Company's Board of Directors to fill one of two vacancies created by the expansion of the board from three to five members. Dr. Baron has been working in the field of international business and enterprise development for over 25 years. During this period he has served as advisor to private and public sector organizations throughout

North America as well as in Asia, Africa, the Caribbean and Latin America. In 1985, he founded Horizon Pacific International and since has been its managing director, creating a team of consultants that specialize in facilitating the creation of joint ventures between emerging Asian enterprises and their counterparts in America. Dr. Baron is also the CEO & President of Autoship Systems Corporation based in Vancouver, B.C. Dr. Baron is a graduate of Michigan University, M.A. economics, and McGill University, Ph.D. economics.

     Jon D. Sawyer resigned as a Director of the Company effective as of July 7, 1997. Mr. Sawyer had served as a Director of the Company since October 16, 1995.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The information required under this Item relating to executive compensation will be included in the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Executive Compensation", which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this Item relating to security ownership of certain beneficial owners and management will be included in the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this Item relating to certain relationships and related transactions will be included in the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Certain Relationships and Related Transactions", which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

  EXHIBIT                                                                              SEQUENTIAL
  NUMBER                  DESCRIPTION                            LOCATION             PAGE NUMBER
  -------   ----------------------------------------  ------------------------------  ------------
     3.1    Articles of Incorporation (Nevada) and    Incorporated by reference to
            Bylaws of Redstone Capital, Inc.          the Issuer's Form 10-KSB dated
                                                      October 4, 1995
     3.2    Articles of Merger dated May 5, 1995,     Incorporated by reference to
            merging Seamless Software Corporation     the Issuer's Form 8-K dated
            into Redstone Capital, Inc. and changing  May 8, 1995
            its name to Syncronys Softcorp
    10.1    Stock Option Plan                         Incorporated by reference to
                                                      the Issuer's Form 10-KSB dated
                                                      October 4, 1995
    10.2    Agreement dated April 6, 1995 among       Incorporated by reference to
            Redstone Capital, Inc., Seamless          the Issuer's Form 8-K dated
            Software Corporation, Rainer Poertner,    May 8, 1995
            Wendell Brown and Mark Moldenhauer
    10.3    Agreements dated February 24, 1995 and    Incorporated by reference to
            March 10, 1995 among Seamless Software    the Issuer's Form 10-KSB dated
            Corporation and Hypro Technologies, Inc.  October 4, 1995
            and Seamless Software Corporation and
            Grayshire Research Ltd.
    10.4    Agreement dated January 15, 1996 as       Incorporated by reference to
            amended February 26, 1996 among           the Issuer's Form 10-KSB dated
            Syncronys Softcorp and Seamless Software  September 30, 1995
            Corporation
    10.5    Employment Agreement with Rainer          Incorporated by reference to
            Poertner                                  the Issuer's Form 10-KSB dated
                                                      October 4, 1995
    10.6    Employment Agreement with Daniel G.       Incorporated by reference to
            Taylor                                    the Issuer's Form 10-KSB dated
                                                      October 4, 1995
    10.8    Employment Agreement with Jon Jackson...  Incorporated by reference to the Issuer's Form 10-KSB dated
                                                      September 30, 1996
      21    Subsidiaries of Registrant..............  Incorporated by reference to the Issuer's Form 10-KSB dated
                                                      September 30, 1996
      27    Financial Data Schedule.................  Attached

     (B) REPORTS ON FORM 8-K. During the last quarter of the period covered by this Report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNCRONYS SOFTCORP

Dated: October 16, 1997
                                          By:     /s/ DANIEL G. TAYLOR
                                            ------------------------------------
                                                      Daniel G. Taylor
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   SIGNATURE                              CAPACITY                  DATE
-----------------------------------------------  ---------------------------  -----------------

             /s/ DANIEL G. TAYLOR                  Chairman of the Board,     October 16, 1997
-----------------------------------------------  Executive Vice President of
               Daniel G. Taylor                    Marketing and Secretary

              /s/ RAINER POERTNER                 Chief Executive Officer,    October 16, 1997
-----------------------------------------------    President and Director
                Rainer Poertner

              /s/ LLOYD I. BARON                          Director            October 16, 1997
-----------------------------------------------
                Lloyd I. Baron

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Syncronys Softcorp:

     We have audited the accompanying consolidated balance sheet of Syncronys Softcorp and subsidiary as of June 30, 1997 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended June 30, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syncronys Softcorp and subsidiary as of June 30, 1997 and the results of their operations and their cash flows for the years ended June 30, 1996 and 1997 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations, generated negative cash flows, and has a stockholders' deficiency at June 30, 1997. These matters raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG PEAT MARWICK LLP

Long Beach, California
October 10, 1997

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                                     ASSETS

Current assets:
  Cash and cash equivalents....................................................  $  1,399,122
  Trade accounts receivable,net................................................     3,103,526
  Inventory, net...............................................................       902,157
  Other receivables............................................................       220,288
  Prepaid expenses and other current assets....................................       204,608
                                                                                 ------------
          Total current assets.................................................     5,829,701
Property and equipment, net....................................................       150,518
Unamortized debt issuance and debt discount costs..............................       460,208
Goodwill, net..................................................................       456,771
Amounts due from related parties...............................................        79,500
                                                                                 ------------
                                                                                 $  6,976,698
                                                                                 ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Trade accounts payable.......................................................  $  2,021,709
  Accrued expenses and other items.............................................     1,846,035
  Product recall liability.....................................................        85,000
  Deferred revenue.............................................................     2,525,000
                                                                                 ------------
          Total current liabilities............................................     6,477,744
                                                                                 ------------
Convertible debentures.........................................................     4,636,601

Stockholders' deficiency:
  Preferred stock subscribed, $.0001 par value. Authorized 10,000,000 shares;
     2,000 shares of Series A Convertible issued and outstanding at June 30,
     1997......................................................................             2
  Common stock, $.0001 par value. Authorized 75,000,000 shares; 21,085,687
     shares issued and outstanding at June 30, 1997............................         2,109
  Additional paid in capital...................................................    16,326,728
  Receivable due from preferred stockholders for preferred stock subscribed....    (2,000,000)
  Accumulated deficit..........................................................   (18,466,486)
                                                                                 ------------
          Total stockholders' deficiency.......................................    (4,137,647)
                                                                                 ------------
Commitments and contingencies (note 16)........................................  $  6,976,698
                                                                                 ============

          See accompanying notes to consolidated financial statements.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1996 AND 1997

                                                                      1996             1997
                                                                  ------------     ------------
Gross revenues..................................................  $ 14,957,180     $  3,791,566
Less returns and provision for returns..........................     2,159,394          717,453
                                                                  ------------     ------------
Net revenues before product recall returns......................    12,797,786        3,074,113
Product recall returns (recoveries).............................     5,767,375         (690,661)
Cost of revenues................................................     1,251,126        1,473,934
                                                                  ------------     ------------
          Gross profit..........................................     5,779,285        2,290,840
                                                                  ------------     ------------

Operating expenses:
  Research and development......................................     1,521,374        1,869,960
  Marketing and selling.........................................     6,199,631        3,942,126
  General and administrative....................................     2,694,776        2,819,556
  Nonrecurring charge -- product recall (recoveries)............     6,577,277       (1,750,000)
                                                                  ------------     ------------
          Total operating expenses..............................    16,993,058        6,881,642
                                                                  ------------     ------------
          Operating loss........................................   (11,213,773)      (4,590,802)

Other (expense) income:
  Interest, net.................................................       (14,156)        (793,472)
  Amortization of discount on convertible debentures............    (1,298,593)        (673,945)
  Other.........................................................       119,977         (399,504)
                                                                  ------------     ------------
          Total other expense...................................    (1,192,772)      (1,866,921)
                                                                  ------------     ------------
          Loss before income taxes and extraordinary item.......   (12,406,545)      (6,457,723)
Income tax expense (benefit)....................................      (384,595)           1,000
                                                                  ------------     ------------
          Loss before extraordinary item........................   (12,021,950)      (6,458,723)
Extraordinary item -- loss on extinguishment of debt............            --         (362,706)
                                                                  ------------     ------------
          Net loss..............................................  $(12,021,950)    $ (6,821,429)
                                                                  ============     ============

Net loss per share:
  Loss before extraordinary item................................          (.87)            (.37)
  Extraordinary item............................................            --             (.02)
                                                                  ------------     ------------
Net loss per share..............................................  $       (.87)    $       (.39)
                                                                  ============     ============
Weighted average number of common shares used in computation of
  net loss per share............................................    13,849,136       17,282,966
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       YEARS ENDED JUNE 30, 1996 AND 1997

                                                            PREFERRED                   RECEIVABLE      RETAINED
                         COMMON STOCK           SERIES A      STOCK      ADDITIONAL      DUE FROM       EARNINGS
                     ---------------------    CONVERTIBLE   SUBSCRIBED     PAID-IN      PREFERRED     (ACCUMULATED
                       SHARES      AMOUNT       SHARES        AMOUNT       CAPITAL     STOCKHOLDERS     DEFICIT)
                    -----------    ------     -----------   ----------   -----------   ------------   ------------
Balance at June
  30, 1995.....      13,821,011    $1,382         --           --        1,987,533                      376,893
Issuance of
  common stock
  in exchange
  for
  consulting
  services.....         150,000       15          --           --          356,235                           --
Issuance of
  stock options
  in exchange
  for
  consulting
  services.....              --       --          --           --          717,633                           --
Foreign
  currency
  translation
  adjustment...              --       --          --           --               --                           --
Discount on
  issuance of
  convertible
  debentures...              --       --          --           --        1,920,455                           --
Net loss.......              --       --          --           --               --                  (12,021,950)
                     ----------    ------      -----          ---      -----------   -----------    ------------
Balance at June
  30, 1996.....       13,971,01    $1,397         --           --      $ 4,981,856   $        --    $(11,645,057)
Issuance of
  common stock
  in exchange
  for
  consulting
  services.....              --       --          --           --          107,192            --             --
Exercise of
  common stock
  options......           5,275        1          --           --            7,912            --             --
Issuance of
  Series A
  convertible
  preferred
  stock, net of
  issuance
  costs........              --       --       2,000            2        1,899,998    (2,000,000)            --
Conversion of
  convertible
  debentures...       7,109,401      711          --           --        9,799,573            --             --
Debt issuance
  costs on
  converted
  debentures...              --       --          --           --         (782,303)           --             --
Discount on
  issuance of
  convertible
  debentures...              --       --          --           --          312,500            --             --
Net loss.......              --       --          --           --               --            --     (6,821,429)
                     ----------    ------      -----          ---      -----------   -----------    ------------
Balance at June
  30, 1997.....      21,085,687    $2,109      2,000         $  2      $16,326,728   $(2,000,000)   $(18,466,486)
                     ==========    ======      =====          ===      ===========   ===========    ============

                                  TOTAL
                   FOREIGN     STOCKHOLDERS'
                  CURRENCY        EQUITY
                 TRANSLATION   (DEFICIENCY)
                 -----------   ------------
Balance at June
  30, 1995.....     (9,496)      2,356,312
Issuance of
  common stock
  in exchange
  for
  consulting
  services.....         --         356,250
Issuance of
  stock options
  in exchange
  for
  consulting
  services.....         --         717,633
Foreign
  currency
  translation
  adjustment...      9,496           9,496
Discount on
  issuance of
  convertible
  debentures...         --       1,920,455
Net loss.......         --     (12,021,950)
                   -------     ------------
Balance at June
  30, 1996.....    $    --     $(6,661,804)
Issuance of
  common stock
  in exchange
  for
  consulting
  services.....         --         107,192
Exercise of
  common stock
  options......         --           7,913
Issuance of
  Series A
  convertible
  preferred
  stock, net of
  issuance
  costs........         --        (100,000)
Conversion of
  convertible
  debentures...         --       9,800,284
Debt issuance
  costs on
  converted
  debentures...         --        (782,303)
Discount on
  issuance of
  convertible
  debentures...         --         312,500
Net loss.......         --      (6,821,429)
                   -------     ------------
Balance at June
  30, 1997.....    $    --     $(4,137,647)
                   =======     ============

          See accompanying notes to consolidated financial statements.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1997

Cash flows from operating activities:
  Net loss......................................................................  $(6,821,429)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of discount on convertible debentures charged to interest
      expense...................................................................      673,945
     Depreciation and amortization..............................................       82,588
     Extraordinary item -- loss on extinguishment of debt.......................      362,706
     Non-cash expense related to the issuance of stock and stock options........      175,162
     Accrued interest on debentures.............................................    1,017,437
  Changes in operating assets and liabilities:
     Trade accounts receivable..................................................   (2,975,099)
     Other receivables..........................................................    2,168,618
     Income tax refund receivable...............................................      903,112
     Unamortized debt issuance and discount costs...............................       84,474
     Inventories................................................................     (902,157)
     Working capital deficit of Veritas Technology Solutions, Ltd. at date of
      acquisition...............................................................     (132,523)
Prepaid expenses and other current assets.......................................      337,838
     Amounts due from related parties...........................................       69,000
     Accounts payable...........................................................      981,238
     Accrued expenses...........................................................   (3,639,132)
     Product recall liability...................................................   (3,276,757)
     Deferred revenue...........................................................    2,525,000
                                                                                  -----------
       Net cash used in operating activities....................................   (8,365,979)
                                                                                  -----------
Net cash used in investing activities -- capital expenditures...................      (59,345)
                                                                                  -----------
Net cash provided in financing activities:
  Issuance of debentures, net of issuance costs.................................    1,250,000
  Debentures redeemed...........................................................   (1,360,853)
  Issuance of common stock, net of issuance costs...............................        7,913
  Issuance of preferred stock subscribed -- issuance costs......................     (100,000)
                                                                                  -----------
       Net cash provided by financing activities................................     (202,940)
                                                                                  -----------
       Net decrease in cash and cash equivalents................................   (8,628,264)
Cash and cash equivalents at beginning of year..................................   10,027,386
                                                                                  -----------
Cash and cash equivalents at end of year........................................  $ 1,399,122
                                                                                  ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes was $1,000
  No cash was paid during the year for interest
Supplemental disclosure of non-cash activities:
  Goodwill resulting from acquisition of Veritas Technology Solutions, Ltd.
     effected through an exchange of common stock -- $375,000

          See accompanying notes to consolidated financial statements.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1996

Cash flows from operating activities:
  Net loss.....................................................................  $(12,021,950)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of discount on convertible debentures charged to interest
      expense..................................................................     1,298,593
     Depreciation and amortization.............................................       181,390
     Gain on sale of subsidiary................................................      (202,616)
     Change in deferred taxes..................................................       230,000
     Non-cash expense related to the issuance of stock and stock options.......     1,073,883
     Accrued interest on debentures............................................       167,596
     Other.....................................................................        (3,485)
  Changes in operating assets and liabilities:
     Trade accounts receivable.................................................     2,457,077
     Other receivables.........................................................    (2,266,987)
     Income tax refund receivable..............................................      (903,112)
     Inventories...............................................................        27,733
     Prepaid expenses and other current assets.................................       (62,831)
     Amounts due from related parties, principally shareholders................      (148,500)
     Accounts payable..........................................................       846,226
     Accrued expenses..........................................................     4,828,522
     Product recall liability..................................................     3,361,757
     Taxes payable.............................................................      (724,994)
                                                                                 ------------
       Net cash used in operating activities...................................    (1,861,698)
                                                                                 ------------
Net cash used in investing activities -- capital expenditures..................      (293,201)
                                                                                 ------------
Net cash provided in financing activities:
  Issuance of debentures, net of issuance costs................................    11,570,000
  Principal payments on long-term debt.........................................       (93,681)
                                                                                 ------------
       Net cash provided by financing activities...............................    11,476,319
                                                                                 ------------
       Net increase in cash and cash equivalents...............................     9,321,420
Cash and cash equivalents at beginning of year.................................       705,966
                                                                                 ------------
Cash and cash equivalents at end of year.......................................  $ 10,027,386
                                                                                 ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes was $903,112
  No cash was paid during the year for interest
Supplemental disclosure of non-cash activities:
  Forgiveness of indebtedness in conjunction with sale of
     Subsidiary -- $220,000

          See accompanying notes to consolidated financial statements.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

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

     In December 1996 the Company acquired Veritas Technology Solutions Ltd.
(VTS), a software developer operating in Israel. As part of the purchase agreement, the Company is to issue 400,000 shares of its common stock upon the closing of the transaction and 600,000 shares in future periods if certain performance milestones, as defined in the agreement, are achieved. This transaction is accounted for under the purchase method of accounting, resulting in an intangible asset of $507,523. As of June 30, 1997, the 400,000 shares were not yet issued. The fair value of the common shares, determined as of the closing date of the transaction and approximating $375,000, is included in accrued expenses and other items in the accompanying consolidated financial statements. The intangible asset is being amortized on a straight-line basis over a 5 year period. Amortization for the year ended June 30, 1997 is $50,752.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Syncronys Softcorp and its wholly-owned subsidiary (the Company). All intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     Cash and cash equivalents includes cash and short-term, highly liquid investments generally having an initial term of less than three months.

  Revenue Recognition and Revenue Related Reserves

     The Company recognizes revenues as products are shipped, net of allowances for returns and price protection, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable by management. The Company provides customer support as an accommodation to purchasers of its products for a limited time. Costs associated with such post sale customer support have been provided for in accrued expenses on the accompanying consolidated balance sheet.

     The Company provides price protection to its customers on unsold merchandise and in certain circumstances permits customers to return unsold merchandise remaining after price protection has been granted. Accordingly, the Company recognizes revenue from the sale of its products upon shipment, providing that it has the ability to adequately estimate a reserve for sales returns and price protection as shipments are made. Reserves for sales returns and price protection are established based upon historical experience. In accordance with Financial Accounting Standards No. 48 (SFAS 48), "Revenue Recognition When Right of Return Exists," the Company defers revenues in instances in which appropriate sales returns/price protection reserves cannot be reasonably estimated. The allowance for sales returns, price protection, and doubtful accounts totaled $2,239,120 at June 30, 1997, and is shown as a reduction of accounts receivable on the accompanying balance sheet. Deferred revenue, representing billings outstanding for products shipped but which have not been recognized as revenue under SFAS 48, totaled $2,525,000 at June 30, 1997.

     Net revenues before product recall returns in 1996 and 1997 are net of recurring product return reserves expense of $2,159,394 and $717,453, respectively. Direct costs incurred by the Company for repurchase of products under the product recall program initiated by the Company aggregated $5,767,375 in 1996 and are classified as product recall returns (note 8). In 1997, the Company determined that its estimate of total direct costs related to the recall program exceeded the total actual costs incurred, and accordingly, reduced its related accrual and recorded a credit to product recall returns expense of $690,661.

  Research and Development Costs

     Costs related to designing, developing and testing new software products are expensed as research and development as incurred. Although costs incurred subsequent to establishing technological feasibility of software products are permitted capitalization pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), the Company has not capitalized any software development costs since the impact to the financial statements for the periods presented has been immaterial. Research and development costs aggregated $1,521,374 and $1,869,960 for the fiscal years ended June 30, 1996 and 1997, respectively.

  Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation is provided on furniture and equipment using the straight-line method over the estimated economic life of the assets, generally three years. Depreciation is

                       SYNCRONYS SOFTCORP AND SUBSIDIARY
provided on leasehold improvements using an accelerated method over the estimated economic life or the lease term, whichever is shorter.

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

  Loss per Share

     Net loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents and convertible debentures have been excluded from the computation for the years ended June 30, 1996 and 1997 as their inclusion would be anti-dilutive.

  Financial Instruments

     The Financial Accounting Standards Board's SFAS No. 107 (Disclosures about Fair Value of Financial Instruments) defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's carrying value of trade and other accounts receivables, short-term investments, amounts due from related parties, trade accounts payable, accrued expenses and other items, product recall liability and convertible debentures approximates fair value because the instrument has a short-term maturity or because applicable interest rates are comparable to current borrowing rates.

  Long-Lived Assets

     The Company adopted the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Adoption of the Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  Accounting for Stock Options

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No
l. 25 and provide the pro-forma disclosure provisions of SFAS No. 123.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Foreign Currency Translation

     Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate at the end of the period. Statement of operations accounts are translated at the average exchange rates for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' deficiency until the investment in the foreign subsidiary is sold or liquidated.

  Liquidity and Going Concern

     The Company has suffered recurring losses from operations, generated negative cash flows, and has a stockholders' deficiency at June 30, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that projected cash flows from operations and sources of additional equity capital are sufficient to meet its obligations for the foreseeable future. However, there is no assurance that projected cash flows or additional financing will be sufficient to sustain continuing operations.

  Reclassifications

     Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

(3) UNAMORTIZED DEBT ISSUANCE COSTS

     Unamortized debt issuance costs of $299,791 at June 30, 1997 represent the unamortized portion of fees and expenses related to the Company's issuance of $14.25 million in convertible debentures (see note 9). The debt issuance costs will be amortized through the date of conversion or the maturity date, whichever is earlier.

(4) PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1997 consists of the following:

                                                                             1997
                                                                           ---------
        Computer and office equipment....................................  $  86,502
        Furniture and equipment..........................................     90,159
        Leasehold improvements...........................................     81,816
                                                                           ---------
                                                                             258,477
        Less accumulated depreciation and amortization...................   (107,959)
                                                                           ---------
                                                                           $ 150,518
                                                                           =========

(5) NOTE RECEIVABLE FROM RELATED PARTY

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

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

     The note receivable bears no interest and is secured by the assets of Autoship. The balance on the note of CDN$300,000 (US$217,740 at June 30, 1997) is due in two installments, to be paid in full by March 1, 1998. The Company received CDN$100,000 (US$71,410) in August 1997 with the balance of CDN$200,000 to be paid in full by March 1, 1998. This balance is included in other receivables in the accompanying consolidated balance sheet.

(6) AMOUNTS DUE FROM RELATED PARTIES, PRINCIPALLY SHAREHOLDERS

     At June 30, 1997 the Company had $79,500 in amounts due from certain officers and shareholders. The loans bear interest at a rate of prime plus 2% with the principal amount of the loan to be paid on demand. The Company does not anticipate collecting the amounts within the next twelve months.

(7) ACCRUED EXPENSES AND OTHER ITEMS

     Accrued expenses and other items at June 30, 1997 consist of the following:

                                                                              1997
                                                                           ----------
        SoftRAM litigation and settlement costs..........................  $  250,000
        Royalties payable................................................     552,977
        Obligation to issue common shares to former owners of Veritas
          Technology Solutions, Ltd......................................     375,000
        Miscellaneous vendor invoices....................................     237,530
        Sales and marketing expenses.....................................     362,559
        Other............................................................      67,969
                                                                           ----------
                                                                           $1,846,035
                                                                           ==========

(8) PRODUCT RECALL LIABILITY

     The Company announced on October 20, 1995 that it had identified a problem with the Windows 95 version of its primary product SoftRAM (SoftRAM95), the net result of which is that Random Access Memory ("RAM") was not being delivered to the Windows 95 operating system. On December 18, 1995, the Company initiated the recall of SoftRAM95 from the retail channel. As a result of the product problem and recall, various third parties asserted legal claims against the Company. During the year ended June 30, 1996 Company has recorded one time estimated charges totalling $12,344,652 to provide for the expected costs of this recall. The nonrecurring charge consisted of the following:

        Estimated returns related to product recall......................   5,767,375
        Refund and upgrade obligation arising from legal settlement......  $2,358,200
        Other legal settlements and related fees.........................   4,219,077
                                                                           -----------
                                                                           $2,344,652
                                                                           ===========

     In 1997, the Company determined that its estimate of total direct costs related to the recall program exceeded the total actual costs incurred, and accordingly, reduced its related accrual and recorded a credit to product recall returns expense of $690,661. At June 30, 1996, the Company accrued $3,250,000 in estimated damages and legal fees arising from the product recall and recorded a $2,000,000 receivable due from the Company's primary insurance carrier. All pending litigation at June 30, 1996 related to the recall was settled during 1997, and resulted in damages of $3,250,000. Of this amount, $2,000,000 was paid by the primary insurance carrier and $1,000,000 was paid by the Company's excess director's and officer's insurance carrier. Accordingly, the Company reduced its accrual to $250,000 at June 30, 1997, and recorded a credit to non-recurring charge -- product recall included in operating expense of $1,000,000 during the year ended June 30, 1997. Also in connection with the recall program, the Company received $750,000 during the year ended June 30, 1997 from a certain insurance carrier providing liability coverage. This payment was a refund for legal

                       SYNCRONYS SOFTCORP AND SUBSIDIARY
settlements and related fees paid during the year ended June 30, 1996. The Company recorded this refund as a recovery of non-recurring charge -- product recall in the accompanying statement of operations for 1997.

     The product recall liability at June 30, 1997 consists of estimated refund and upgrade obligations totaling $85,000.

(9) CONVERTIBLE DEBENTURES

     In May 1996, the Company completed a $13 million private placement of convertible debentures. The convertible debentures were sold at 100 percent of principal amount and carry an interest rate of ten percent, with interest deferred until the earliest of the date of conversion, redemption or May 17, 1999. The debentures were initially convertible at the option of the holder beginning 45 days from the closing date into free trading shares of the Company's common stock at the lessor of $5.50 per share or eighty five percent of the market price of the Company's common stock at the time of conversion. Any debentures not converted by May 22, 1999 and related accrued interest will automatically be converted into common stock based on the conversion rate, as defined.

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

     In October 1996, the Company amended $7.8 million of the $10 million in convertible debentures outstanding as of the amendment date. Under the terms of that amendment, $7.8 million of the debentures were prohibited from being converted into shares of the Company's common stock for 150 days from the effective date of the amendment. Thereafter, fifteen percent of the debentures are convertible each month, with the remaining ten percent convertible beginning 331 days after the amendment date. The debentures subject to the amendment are convertible into common shares at the lessor of $3.50 or 85% of the average market price of the Company's common stock for the ten day period prior to the conversion date. The exercise price of the related warrants is $5.23. All other terms remain the same.

     In April 1997, the Company completed a $1.25 million private placement of convertible debentures. The convertible debentures were sold at 100 percent of principal amount and carry an interest rate of nine percent, with interest deferred until the earliest of the date of conversion or April 10, 2000. The debentures are initially convertible at the option of the holder beginning after April 29, 1998 into free trading shares of the Company's common stock at $1.80. If at any time after the date of issuance the closing market price of the Company's common stock equals or exceeds $4.00 for 15 of any 25 consecutive trading days, then the Company has the right to require conversion of the debenture, in whole or in part. The debentures are not redeemable until maturity date.

     The convertible debenture carries a warrant entitling its holder to purchase 694,444 shares of the Company's common stock. Warrants are exercisable in whole or in part beginning after April 10, 1997, have a five-year term and are exercisable at a purchase price of $2.75 per share. The value ascribed to the warrants was approximately $119,000 and is being amortized over three years, the term of the related debentures. Amortization expense for the year ended June 30, 1997 related to the warrant is immaterial.

     In March 1997, the Securities and Exchange Commission issued a new interpretation for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. The new interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock. At June 30, 1996, compliance

                       SYNCRONYS SOFTCORP AND SUBSIDIARY
with this new ruling resulted in a non-cash charge to interest expense of $1,298,593 related to the convertible debentures issued in May 1996. Additional charges aggregating $621,862 relating to the original issue discount were amortized as interest expense during the year ended June 30, 1997. The original issue discount on the convertible debentures issued in April 1997 amounted to $312,500, $52,083 of which was amortized in the year ended June 30, 1997. The unamortized discount remaining at June 30, 1997, $260,417, has been classified as prepaid expenses and other current assets in the accompanying consolidated financial statements, and will be amortized over the remaining conversion period of the debenture, approximately ten months.

     During the year ended June 30, 1997, convertible debentures with principal and accrued interest totaling $998,147 were redeemed for cash by the Company. In connection with the redemptions, aggregate premium paid by the Company was $362,706 and is recorded as an extraordinary loss -- loss on extinguishment of debt in the accompanying consolidated statement of operations for 1997.

(10) CONVERTIBLE 8% SERIES A PREFERRED STOCK AND COMMON STOCK WARRANTS

     In June 1997 the Company entered into a $5,000,000 private placement agreement to sell a total of 5,000 shares of a new class of preferred stock, 8% Series A Convertible Preferred Stock, par value $.0001 per share ("Series A Preferred Stock"). The shares are to be sold in four separate closings. The first closing occurred June 30, 1997; the second, third, and fourth closings are to occur on approximately 75, 150, and 240 days, respectively, from the first closing date. The third and fourth closings will occur only if the Company's common stock price exceeds certain milestones, and as such there can be no certainty that these closings will take place.

     On June 30, 1997, 2000 shares of Series A Preferred Stock were issued, for a total of $2,000,000 in cash which was received by the Company subsequent to June 30, 1997. Accordingly, the Series A Preferred Stock is reflected as preferred stock subscribed, net of issuance costs of $100,000, in the accompanying consolidated financial statements at June 30, 1997. A receivable due from preferred stockholders' of $2,000,000 is also included in total stockholders' deficiency at June 30, 1997. In connection with the sale of the 2,000 shares of Series A Preferred Stock issued in the first closing, 600,000 warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $3.75 were also issued. The value ascribed to these warrants was immaterial. These warrants carry a five year term and are exercisable beginning on June 30, 1997.

     The Company has not yet determined the amount of any original issue discount associated with the first closing of the Series A Preferred Stock; should an "in-the-money" discount be determined such amount will be recognized as dividends on preferred stock during 1998.

     The second closing provides for the issuance of 1,000 shares of Series A Preferred Stock and 300,000 warrants convertible into 300,000 shares of common stock for $1,000,000 in cash if the weighted average price of the Company's common stock for the five days prior to the closing date is above $3.00. The exercise price of the warrants is $3.75.

     The third closing provides for the issuance of 1,000 shares of Series A Preferred Stock and warrants for $1,000,000 if the weighted average price of the Company's common stock for the five trading days prior to the third closing date is above $3.50 per share but less than $4.00 per share. If the weighted average price for the five trading days prior to the third closing is above $4.00 per share, then 2,000 shares of Series A Preferred Stock and warrants will be issued for $2,000,000. In either case, the number of warrants issued is determined by multiplying .75 by a fraction, the numerator being equal to the amount paid by the purchaser at the third closing and denominator equal to the closing price of the common stock on the date of the third closing. The warrants are exercisable into the same number of common shares. The exercise price of the warrants is 150% of the weighted average price for the five days ending on the third closing date.

     In the fourth closing, the Company is to issue 1,000 shares of Series A Preferred Stock and warrants for $1,000,000 if the buyer purchased 1,000 shares of Series A Preferred Stock and warrants in the third closing

                       SYNCRONYS SOFTCORP AND SUBSIDIARY
and if the weighted average price for the five days prior to the fourth closing date is above $4.00 per share. If the buyer purchased no shares and warrants in the third closing and the weighted average price of the Company's common stock is above $4.00 per share for the five days prior to the fourth closing date, 2,000 shares of Series A Preferred Stock and warrants for $2,000,000 will be issued. 1,000 shares and warrants for $1,000,000 will be issued if the buyer purchased no shares and warrants in the third closing and the weighted average price of the Company's common stock is above $3.50 but less than $4.00 per share for the five days prior to the fourth closing date. No preferred shares and warrants are to be purchased in the fourth closing if the buyer purchased 2,000 preferred shares and warrants in the third closing. The number of warrants issued is determined by multiplying .75 by a fraction, the numerator being equal to the amount paid by the purchaser at the third closing and denominator equal to the closing price of the common stock on the date of the fourth closing. The warrants are exercisable into the same number of common shares. The exercise price of the warrants is 150% of the weighted average price for the five days ending on the fourth closing date.

     Warrants issued in the second, third, and fourth closings are exercisable at any time on or after the respective closing dates for five years thereafter. The Company maintains the right to force the conversion of the warrants at any time eighteen months after the issuance of the warrants provided that the weighted average price of the common stock is 200% of the exercise price of the warrants for three consecutive days.

     Shares of Series A Preferred Stock are convertible at any time at the option of the holder into shares of the Company's common stock in accordance with a formula defined by the preferred stock purchase agreement to be "(1,000 + (.08 x 1,000 x N/365))/Conversion Price." In this formula, "N" equals the number of days in the year the preferred shares were outstanding, and the Conversion Price is defined as the market price of the Company's common stock if the conversion date occurs prior to or on the 150th day after the closing date of the transaction. Market price is defined as the lowest weighted average price for the Company's common stock for six days prior to conversion. Conversions occurring after the 150th day and prior to or on the 360th day after the closing date will be the lower of the fixed conversion price or 90% of the market price. The fixed conversion price is the weighted average price for the common stock for the fifteen consecutive days ending on the day immediately preceding the 150th day after the closing date. The conversion price for any conversion occurring after the 360th day from the closing date will convert at the lower of the fixed conversion price or 85% of the market price on the day of conversion. The Series A Preferred Stock does not accrue dividends. All shares of Series A Preferred Stock outstanding on June 30, 2001 are subject to automatic conversion in accordance with the previously defined formula.

     There were no conversions of Series A Preferred Stock or related warrants during the year ended June 30, 1997.

(11) INCOME TAXES

     Income tax expense (benefit) for the years ended June 30, 1996 and 1997 is as follows:

                                                                   1996
                                                   ------------------------------------
                                                    CURRENT      DEFERRED       TOTAL
                                                   ---------     --------     ---------
        Federal..................................  $(530,546)    $195,000     $(335,546)
        State....................................    (84,049)      35,000       (49,049)
                                                   ---------     --------     ---------
                                                   $(614,595)    $230,000     $(384,595)
                                                   =========     ========     =========

                                                                   1997
                                                   ------------------------------------
                                                    CURRENT      DEFERRED       TOTAL
                                                   ---------     --------     ---------
        Federal..................................  $      --     $     --     $      --
        State....................................      1,000           --         1,000
                                                   ---------     --------     ---------
                                                   $   1,000     $     --     $   1,000
                                                   =========     ========     =========

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

     Income tax expense differs from the amount computed by applying the Federal statutory tax rate of 34% to income (loss) before income taxes as shown below:

                                                               1996            1997
                                                            -----------     -----------
        Computed "expected" income tax benefit............  $(4,218,225)    $(2,319,285)
        Nondeductible items -- compensation expense.......      365,120          59,555
        Nondeductible items -- amortization of discount on
          convertible debentures..........................      441,521         229,141
        Amortization of intangible asset..................           --          17,340
        Change in the valuation allowance.................    3,433,000       2,482,000
        State income taxes, net of Federal benefit........       10,443             660
        Carryback and refund of taxes from prior year.....     (413,821)             --
        State income tax rate benefit on deferred tax
          assets..........................................           --        (468,671)
        Other.............................................       (2,633)            260
                                                            -----------     -----------
                                                            $  (384,595)    $     1,000
                                                            ===========     ===========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1997 are presented below:

                                                                              1997
                                                                           ----------
        Deferred tax assets:
          Accounts receivable reserves...................................  $  900,000
          Inventory......................................................          --
          Net operating loss carryforwards...............................   3,689,000
                                                                           ----------
          Deferred revenue...............................................   1,010,000
          Accrued expenses...............................................     293,000
          Other..........................................................      23,000
                                                                           ----------
        Total gross deferred tax asset...................................   5,915,000
        Less: valuation allowance........................................   5,915,000
                                                                           ----------
        Net deferred tax asset...........................................  $       --
                                                                           ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences at June 30, 1997. Accordingly, a valuation allowance has been provided for the total deferred tax assets.

     At June 30, 1997, the Company has net operating loss carryforwards of approximately $9,600,000 for U.S. Federal income tax purposes expiring through 2012 and net operating loss carryforwards of approximately $4,800,000 for state income tax reporting purposes expiring through 2002. Pursuant to Internal Revenue Code Section 382, utilization of these carryforwards may be limited to a specified amount per tax year.

(12) STOCK OPTION PLAN

     In May, 1995 the Board of Directors (the "Board") of the Company adopted the "1995 Stock Option Plan" (the "Plan") which was approved by the Company's shareholders on November 28, 1995. The Plan

                       SYNCRONYS SOFTCORP AND SUBSIDIARY
allows the Board to grant stock options from time to time to employees, officers, directors of the Company and consultants to the Company. At the time of grant of the options the Board determines whether the options are to be "Incentive Stock Options" or "Non-Qualified Stock Options." Incentive Stock Options may only be granted to employees of the Company. The options vest over periods prescribed by the Board at the time of grant. The Plan may be amended at any time by the Board of Directors of the Company under certain restrictions. All options granted through June 30, 1997, with the exception of certain consultant's options which were granted at exercise prices in excess of fair market value at grant date, have been granted at exercise prices equal to the fair market value at the date of grant. In addition, the Company grants stock options to third parties from time to time under an informal option plan.

     Activity under the option plan for fiscal years 1996 and 1997 was as follows:

                                                                         WEIGHTED AVERAGE
                                                                          EXERCISE PRICE
                                                            SHARES          PER SHARE
                                                           ---------     ----------------
        Shares under option, June 30, 1995...............    653,000            6.50
        Granted..........................................    980,000            3.20
        Exercised........................................         --              --
        Forfeited........................................      6,918            6.50
                                                           ---------
        Shares under option, June 30, 1996...............  1,626,082            4.51
        Granted..........................................  1,635,000            2.42
        Exercised........................................     (5,275)           1.50
        Forfeited........................................   (324,393)           2.92
                                                           ---------
        Shares under option, June 30, 1997...............  2,931,414          $ 3.52
                                                           =========

     The number of options exercisable at June 30, 1996 and 1997 were 818,000 and 1,616,894, respectively.

(13) ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan and warrants. If the Company had elected to recognize compensation cost based on the fair value at the date of grants for award under the plans and warrants, consistent with the method as prescribed by SFAS No. 123, net loss per share for the years ended June 30, 1996 and 1997 would have changed to the pro-forma amounts indicated below:

                                                                  1996          1997
                                                               ----------     ---------
        Net loss:
          As reported........................................  12,021,950     6,821,429
          Pro-forma..........................................  12,091,662     7,013,713
        Net loss per share:
          As reported........................................        (.87)         (.39)
          Pro-forma..........................................        (.87)         (.41)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997: dividend yield of zero percent for each year; expected volatility of 29.3%; risk-free interest rate of 6.4%; and expected life of 3.9 years.

     Pro-forma net loss reflects only options granted in 1996 and 1997. Therefore the full amount of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro-forma net loss amounts presented above because compensation cost is reflected over the options' vesting

                       SYNCRONYS SOFTCORP AND SUBSIDIARY
period and compensation cost for options granted prior to July 1, 1995 is not considered. The disclosure of compensation cost under this pronouncement may not be representative of the effects on net income (loss) for future years.

     The weighted average grant date fair value of options granted during fiscal 1996 and 1997 where the exercise price was equal to the stock price on the date of grant was $1.06 and $0.75 per option, respectively. The weighted average grant date fair value of options granted during fiscal 1997 where the exercise price was greater than the stock price on the date of grant was $0.01 per option. No options were granted during 1996 or 1997 where the exercise price was less than the stock price on the date of grant.

     The following table summarizes information about shares under option at June 30, 1997:

                                              WEIGHTED AVERAGE        WEIGHTED
    RANGE OF                                     REMAINING            AVERAGE           OPTIONS       WEIGHTED AVERAGE
 EXERCISE PRICES      OPTIONS OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
-----------------     -------------------     ----------------     --------------     -----------     ----------------
 $0.875 - 1.375              430,000             4.4 years             $ 1.09              76,683          $ 1.03
  1.50 - 2.75                430,000                   4.2               2.25              75,000            2.67
  3.00 - 4.00              1,382,500                   4.0               3.19             805,000            3.11
      6.50                   688,914                   2.9               6.50             660,211            6.50
                           ---------                                                    ---------
 $.0875 - 6.50             2,931,414                   3.8               3.52           1,616,894            4.37
                           =========                                                    =========

     During 1996 and 1997, total compensation cost recognized related to options granted to non-employees aggregated $717,633 and $107,192, respectively.

(14) SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND OTHER
CONCENTRATIONS

  Significant Customers

     For the year ended June 30, 1996 two customers accounted for 37% and 30% of revenue, respectively. For the year ended June 30, 1997, these same customers represented 34% and 38% of revenue, respectively. For the year ended June 30, 1996, one other customer also accounted for 11% of revenue, and for the year ended June 30, 1997 one other customer also accounted for 16% of revenue.

     At June 30, 1997, accounts receivable due from the Company's three significant customers aggregated 22%, 33%, and 26% of total trade receivables, respectively.

  Concentration of Credit Risk

     Certain financial instruments subject the Company to credit risk. These financial instruments consist primarily of temporary cash investments, short-term investments, and trade receivables. The Company places its temporary cash investments with quality financial institutions. Short-term investments consist principally of United States treasury notes. The Company sells its products primarily to software distributors and resellers including discount chains, computer specialty stores, and direct mail merchants. The Company performs ongoing credit evaluations of its customers and maintains reserves, including reserves to estimate the potential for future product returns and price protection. The Company generally does not require collateral or other security from its customers.

                       SYNCRONYS SOFTCORP AND SUBSIDIARY

(15) SCHEDULE OF VALUATION AND QUALIFYING ACCOUNT

                                                            ADDITIONS
                                            BALANCE AT      CHARGED TO
                                           BEGINNING OF   REVENUE, COSTS                   BALANCE AT
                                               YEAR        AND EXPENSES    DEDUCTIONS      END OF YEAR
                                           ------------   --------------   ----------      -----------
    Balance at June 30, 1997:
      Allowance for doubtful accounts....   $        --         99,546       (16,546)      $    83,000
      Allowance for sales returns and
         price protection................     1,166,387      1,966,453      (883,000)(1)     2,249,840

---------------

(1) Reduction for credits taken by customers.

(16) COMMITMENTS AND CONTINGENCIES

     The Company rents its facility under a lease arrangement which requires monthly payments ranging from $8,900 to $10,500 over the three year lease term expiring in December 1998. Rent expense for the years ended June 30, 1996 and 1997 were $71,908 and $115,646, respectively. The minimum lease commitments under the lease are as follows:

            For the year ended June 30:
              1998....................................................   123,098
              1999....................................................    65,606
                                                                        --------
                      Total minimum lease commitments.................  $188,704
                                                                        ========

     The Company is obligated under employment agreements with certain officers of the Company which have initial terms through 2000 and renewal options for each four year period thereafter. The agreements provide for severance payments in the event the Company terminates these officers without cause. The severance amount includes the officers' base salaries and vesting of options over a period of three to six months following the termination date.

     The Company is involved in various investigations, lawsuits, and claims including royalty disputes, claims for additional refunds related to the product recall (note 8), and inquiries into certain advertising claims made by the Company. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.