Form 10QSB
period 1997-09-30
SYNCRONYS SOFTCORP
filed 1997-11-14
CIK 798077

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-25736

                            ------------------------

                               SYNCRONYS SOFTCORP
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   NEVADA
       (STATE OR OTHER JURISDICTION OF                          33-0653223
       INCORPORATION OR ORGANIZATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)
             3958 INCE BOULEVARD
               CULVER CITY, CA                                     90232
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 842-9203

                            ------------------------

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 5, 1997 there were 22,737,767 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         TOTAL PAGES IN THIS REPORT: 13
                     NO EXHIBITS ARE FILED WITH THIS REPORT

================================================================================

                               SYNCRONYS SOFTCORP

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                     PART I

                             FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
ITEM 1.   FINANCIAL STATEMENTS..........................................................    2
          Balance Sheet.................................................................    2
          Statements of Operations Three months ended September 30, 1996 and 1997.......    3
          Statements of Cash Flows Three months ended September 30, 1996 and 1997.......    4
          Notes to Financial Statements.................................................    5
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................................    6

                                    PART II
                        OTHER INFORMATION AND SIGNATURES
ITEM 1.   LEGAL PROCEEDINGS.............................................................   11
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................   11
SIGNATURES..............................................................................   12

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                           BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 1997

                                     ASSETS

Current assets:
  Cash and cash equivalents....................................................  $  1,236,375
  Trade accounts receivable, net...............................................     4,616,605
  Inventories, net.............................................................       831,335
  Other receivables............................................................       146,060
  Prepaid expenses and other current assets....................................       264,954
                                                                                 ------------
          Total current assets.................................................     7,095,329
Property and equipment, at cost, net...........................................       135,331
Unamortized debt issuance costs, excluding current portion.....................       406,564
Goodwill, net..................................................................       439,271
Amounts due from related parties, principally shareholders.....................        79,500
                                                                                 ------------
                                                                                 $  8,155,995
                                                                                 ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable.......................................................  $  1,886,565
  Accrued expenses.............................................................     1,660,837
  Product recall liability.....................................................        72,257
  Deferred revenue.............................................................     1,746,725
                                                                                 ------------
          Total current liabilities............................................     5,366,384
                                                                                 ------------
Convertible debentures.........................................................     2,297,135
Stockholders' equity:
  Preferred stock, $.0001 par value. Authorized 10,000,000 shares; 2,000 shares
     of Series A Convertible issued and outstanding............................             2
  Common stock, $.0001 par value. Authorized 75,000,000 shares; 22,608,214
     shares issued and outstanding.............................................         2,261
  Additional paid in capital...................................................    18,568,746
  Accumulated deficit..........................................................   (18,078,533)
                                                                                 ------------
          Total stockholders' equity...........................................       492,476
                                                                                 ------------
                                                                                 $  8,155,995
                                                                                 ============

                 See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                                       1996            1997
                                                                    -----------     -----------
Net revenues......................................................  $   127,192     $ 2,581,822
Cost of revenues..................................................       11,960         367,427
                                                                    -----------     -----------
          Gross profit............................................      115,232       2,214,395
                                                                    -----------     -----------
Operating expenses:
  Research and development........................................      467,565         253,682
  Marketing and selling...........................................      449,901         994,120
  General and administrative......................................      482,140         449,597
                                                                    -----------     -----------
          Total operating expenses................................    1,399,606       1,697,399
                                                                    -----------     -----------
          Operating profit (loss).................................   (1,284,374)        516,996

Other income (expense):
  Amortization of discount on convertible debentures charged to
     interest expense.............................................     (621,862)             --
  Other...........................................................     (303,986)       (129,043)
                                                                    -----------     -----------
          Total other income (expense)............................     (925,848)       (129,043)
                                                                    -----------     -----------
          Income (loss) before income taxes.......................   (2,210,222)        387,953
Income taxes......................................................           --              --
                                                                    -----------     -----------
          Net income (loss).......................................  $(2,210,222)    $   387,953
                                                                    ===========     ===========
Net earnings (loss) per share.....................................  $      (.15)    $       .02
                                                                    ===========     ===========
Weighted average number of common shares and common share
  equivalents used in computation of net earnings (loss) per
  share...........................................................   15,019,293      22,608,214
                                                                    ===========     ===========

                 See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                                       1996            1997
                                                                    -----------     -----------
Cash flows from operating activities:
  Net income (loss)...............................................  $(2,210,222)    $   387,953
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Amortization of discount on convertible debentures charged to
      interest expense............................................      621,862              --
     Depreciation and amortization................................       62,951          96,194
     Accrued interest on debentures...............................      331,862          65,893
     Non-cash expense related to the issuance of stock options....       74,133              --
  Changes in operating assets and liabilities:
     Trade accounts receivable....................................      (18,808)     (1,513,079)
     Other receivables............................................      242,236          74,228
     Income tax refund receivable.................................      336,373              --
     Inventories..................................................      (57,441)         70,822
     Prepaid expenses and other current assets....................      (82,410)        (60,346)
     Trade accounts payable.......................................      (77,355)       (135,144)
     Accrued expenses.............................................     (425,576)       (185,198)
     Product recall liability.....................................   (2,238,757)        (12,743)
     Deferred revenue.............................................           --        (778,275)
                                                                    -----------     -----------
          Net cash provided (used) in operating activities........   (3,441,152)     (1,989,695)
                                                                    -----------     -----------
Net cash used in investing activities -- capital expenditures.....      (11,829)         (5,426)
                                                                    -----------     -----------
Net cash provided in financing activities:
  Issuance of common and preferred stock, net.....................           --       1,832,374
                                                                    -----------     -----------
          Net increase (decrease) in cash and cash equivalents....   (3,452,981)       (162,747)
Cash and cash equivalents at beginning of period..................   10,027,386       1,399,122
                                                                    -----------     -----------
Cash and cash equivalents at end of period........................  $ 6,574,405     $ 1,236,375
                                                                    ===========     ===========
Supplemental disclosure of non-cash activities:
     Convertible debentures including accrued interest and
      unamortized debt issuance costs converted to equity during period......................................................  $ 1,940,752

                 See accompanying notes to financial statements

                               SYNCRONYS SOFTCORP

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                          SEPTEMBER 30, 1996 AND 1997

(1) BASIS OF PRESENTATION

     The condensed financial statements of Syncronys Softcorp (the "Company") for the three months ended September 30, 1996 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending June 30, 1998.

(2) NET EARNINGS (LOSS) PER SHARE

     Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents and convertible debentures have been excluded from the computation for the quarter ended September 30, 1997, as their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the financial statements and the notes thereto, as well as the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's Annual Report on 10-KSB for its fiscal year ended June 30, 1997. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

OVERVIEW

     The Company develops, licenses and publishes software products, primarily in the business utility category, designed to make PC's operate more efficiently, effectively and securely. The Company currently has 12 products in the marketplace and others in the development pipeline. Products currently in the market are: (1) RAM Charger 3.0 which adds dynamic memory allocation for the MacIntosh System 7.x; (2) MacAccess 2.0 which enables PCs to read, write and format Mac floppy discs and most common removable media in Windows 3.1x and 95;
(3) WinKrypt, a Windows 95 security program that enables users to lock data, secure e-mail and search for intruders; (4) Burn It!, a file deletion utility for Windows 95 and MacIntosh System 7x; (5) & (6) CD-Speedster (PC) and CD-Speedster (Mac), CD-ROM caching programs for Windows 95 and 3.1x, and MacIntosh System 7x, respectively; (7) Windrenalin, an acceleration launch program for Windows 95; (8) SoftRAM3, a program that monitors system performance, accelerates CD-ROM data access and undertakes dynamic RAM compression for Windows 3.1x; (9) Utility Belt, a bundled product consisting of eight Windows 95 utility software programs, six of which were licensed from other software publishers; (10) EyeCatcher, a Windows 95 program that turns a PC or PC-adapted video camera into a motion-detection security system providing instant, real-time fax, e-mail and telephone "alert" delivery and/ or replay of recorded images triggered by custom pre-programmed cues or timing; (11) BigDisk, a disk utility for Windows 95 that allows the PC to read all its hard drives as one big drive and (12) Zipper, a powerful, yet easy-to-use ZIP archive management utility for Windows 95 and Windows NT 4.0.

     Utility Belt shipped at the end of June 1997. Eye Catcher and BigDisk both shipped during the first quarter of fiscal year 1998 and Zipper shipped during the second quarter of fiscal year 1998.

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

     Syncronys in the second half of the 1997 fiscal year began to enter certain overseas markets in Europe and Asia and believes these markets offer considerable potential for incremental sales. Additionally, Syncronys expects to begin to market its software technology to original equipment manufacturers and corporate markets in Fiscal 1998, two markets in which it has not historically participated and which offer significant potential for incremental sales with existing, or moderately adapted, technology which it already owns or licenses.

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

     While the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and such new products and/or current products gain market acceptance. However, there can be no assurance that new products will be released by the Company, or if released that such releases will be on a timely basis; or that any products will achieve any degree of market acceptance or that such acceptance will be sustained for any significant period; or that they will be profitable, or that profitability, if any, can be sustained. Failure to complete new products on a timely basis, or lack of demand for products upon completion and distribution, would have a severe material adverse effect upon the Company.

CONSOLIDATED RESULTS OF OPERATIONS

  NET REVENUES

                                                            FY 1997    INCREASE    FY 1998
                                                            --------   --------   ----------
        Net Revenues                        First Quarter   $127,192      .100%   $2,581,822

     During FY 1998, the Company's revenues increased substantially because of new product releases including BigDisk, Eye Catcher and Utility Belt. Sales for the first quarter of FY 1997 were negligible as the Company released two products, RAM Charger and MacAccess, late in the quarter.

  COST OF REVENUES

                                                              FY 1997   INCREASE   FY 1998
                                                              -------   --------   --------
        Cost of Revenues                      First Quarter   $11,960      >100%   $367,427
        Percentage of Net Revenues                                 9%                   14%

     Cost of revenues consists of direct manufacturing costs and royalty expenses for the Company's software products. Cost of revenues as a percentage of net revenues increased to 14% during FY 1998, from 9% in FY 1997, due in part to royalty expenses associated with the release of several products. The overall decrease in the cost of revenues during the first quarter of FY 1997 is directly attributable to the decrease in net revenues.

  RESEARCH AND DEVELOPMENT EXPENSES

                                                            FY 1997    (DECREASE)   FY 1998
                                                            --------   ----------   --------
        Research and Development Expenses   First Quarter   $467,565       (46%)    $253,681
        Percentage of Net Revenues                             >100%                     10%

     Research and development expenses as a percentage of net revenues were 10% during the first quarter of FY 1998. Research and development expenses increased as a percentage of net revenues during the first quarter of FY 1997, due to the decrease in revenues for the period. The Company expects research and development expenses to increase during the second quarter of FY 1998 due to the number of research and development staff and projects.

     In accordance with Statement of Financial Accounting Standards No. 86 (FASB
86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of the first quarter of FY 1998, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for FY 1997 or 1998 have been borne directly by the Company's customers.

  MARKETING AND SELLING EXPENSES

                                                             FY 1997    INCREASE   FY 1998
                                                             --------   --------   --------
        Marketing and Selling Expenses       First Quarter   $449,901      >100%   $994,120
        Percentage of Net Revenues                              >100%                   39%

     Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses were significantly higher during the first quarter of FY 1998 as compared to the first quarter of FY 1997 due primarily to expenses associated with the introduction of new products, and due to other expenses required to support net revenues during the period. Marketing and selling expenses as a percentage of net revenues were
 .100% during the first quarter of FY 1997, due to the decrease in revenues for the period.

  GENERAL AND ADMINISTRATIVE EXPENSES

                                                            FY 1997    (DECREASE)   FY 1998
                                                            --------   ----------   --------
        General and Administrative
          Expenses                          First Quarter   $482,140      (7%)      $449,597
        Percentage of Net Revenues                             >100%                     17%

     General and administrative expenses as a percentage of net revenues decreased to 17% during the first quarter of FY 1998 due primarily to increases in revenue. General and administrative expenses increased as a percentage of net revenues during the first quarter of FY 1997, due to the decrease in revenues for the period. Although the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues.

  OTHER INCOME (EXPENSE), NET

                                                        FY 1997     (DECREASE)      FY 1998
                                                      -----------  ------------   -----------
      Other Income (Expense), Net     First Quarter    $(925,848)    (>100%)       $(129,043)

     Other income and expense for the first quarter of FY 1998 consists largely of interest income and expense. Other income and expense for the first quarter of FY 1997 consists primarily of (1) accrued interest on convertible debentures
(2) the amortization of the related debt issuance costs and (3) a $621,862 non-cash charge to interest expense related to the issuance of convertible debentures which were partially offset by interest income.

  NET INCOME (LOSS)

     For the reasons outlined above the Company realized net income of 387,953 during the first quarter of FY 1998 as compared to a $2,210,222 net loss during the first quarter of FY 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 1997 was $1,236,375. Cash used in operating activities during the first quarter of FY 1998 was $1,989,695. The Company uses its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

     The Company has deferred revenues of $1,746,725 at September 30, 1997 for products under guidelines of Statement of Financial Accounting Standards No. 48, "Revenue Recognition when Right of Return Exists". Management believes that potential return rates and price protection reserves for its products were not yet reasonably estimable based upon information available to the Company at the time the products were initially shipped. The deferred revenue billed is included in trade accounts receivable at September 30, 1997. The Company may recognize as revenue the deferred revenue for its products in future quarters of FY 1998 as information with respect to potential returns and/or price protection requirements, if any, becomes available.

     The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Should there be any significant delays in the release of new products or should the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

PRODUCT DEVELOPMENT

     In addition to the products already in retail distribution, the Company has other new products under development (see "Overview" above, for descriptions of these products).

     The Company believes continued investment in research and development to develop state-of-the-art technology for incorporation into its products is required if it is to remain competitive in the marketplace. As well, the Company must also maintain favorable relations with vendors of PC platform, operating system and peripheral equipment to enable it to develop and market competitive software products.

     The Company depends on the successful development of new products, including both new titles and the adaptation of existing titles to new platforms and technologies, in order to expand its product offerings and to augment revenues from products introduced in prior years that have declined in revenue prospects. The Company also depends on upgrades of existing products to lengthen the life cycle of such products. Finally, the Company must continually anticipate and adapt its products to emerging personal computer platforms and environments. If the Company's products become outdated and lose market share, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected.

     The length of time required to develop the Company's in-house products and product upgrades typically ranges from six to 24 months, as is common in the software industry. The Company has, as is common in the industry, experienced delays in the planned release of new products or product upgrades from one to 12 months as a result of development completion delays, product testing and quality assurance. There can be no assurance that such delays from the planned product release dates will not occur in the future. Additionally, there can be no assurance that the Company will be able to release new products on schedule or that such new products, if released, will achieve market acceptance. If a product's release is delayed, it may miss an important selling season and the Company's expected return on its investment in the product could be materially delayed or diminished.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

SETTLED MATTERS

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

PENDING MATTERS

     In April 1997, the New York Attorney General's Office sent two letters inquiring whether the Company could substantiate advertising claims made with respect to its Windrenalin and CD Speedster products. THE COMPANY HAS RESPONDED TO SUCH INQUIRIES AND FOLLOW-UP INQUIRIES AND BELIEVES THAT THE PERFORMANCE OF ITS WINDRENALIN AND CD SPEEDSTER PRODUCTS SUPPORTS THE ADVERTISING CLAIMS. A MEETING IS PLANNED IN NOVEMBER 1997 TO DISCUSS RESOLUTION OF THIS MATTER. THERE CAN BE NO ASSURANCE, HOWEVER, THAT THIS MATTER WILL BE RESOLVED, OR IF RESOLVED, WILL BE RESOLVED IN A MATTER FAVORABLE TO THE COMPANY.

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

     On October 30, 1997, the Company was named as a defendant in an action commenced by BINDCO Corporation ("BINDCO") in the California Superior Court for the County of San Mateo seeking compensatory and punitive damages, interest, attorneys fees and other costs relating to purchase orders and invoices issued between the Company and BINDCO. THE COMPANY IS REVIEWING THE CHARGES ALLEGED IN THIS ACTION AND INTENDS TO VIGOROUSLY DEFEND IT.

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

Date: November 13, 1997                   SYNCRONYS SOFTCORP
                                          (Registrant)

                                          /s/ RAINER POERTNER
                                          --------------------------------------
                                          Rainer Poertner
                                          Chief Executive Officer