Form 10QSB
period 1997-12-31
SYNCRONYS SOFTCORP
filed 1998-02-13
CIK 798077

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB
                            ------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-25736

                               SYNCRONYS SOFTCORP
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                      33-0653223
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
             3958 INCE BOULEVARD                                  90232
               CULVER CITY, CA                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 842-9203

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 2, 1998 there were 24,260,768 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

================================================================================

                         TOTAL PAGES IN THIS REPORT: 13
                     NO EXHIBITS ARE FILED WITH THIS REPORT

                               SYNCRONYS SOFTCORP

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                     PART I

                             FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
Item 1.   Financial Statements..........................................................    3
          Balance Sheet.................................................................    3
          Statements of Operations
          Three months ended December 31, 1996 and 1997.................................    4
          Six months ended December 31, 1996 and 1997...................................    5
          Statements of Cash Flows
          Six months ended December 31, 1996 and 1997...................................    6
          Notes to Financial Statements.................................................    7
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................    8

PART II

OTHER INFORMATION AND SIGNATURES
Item 1.   Legal Proceedings.............................................................   12
Item 5.   Other Information.............................................................   13
Item 6.   Exhibits and Reports on Form 8-K..............................................   13
          Signatures....................................................................   14

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                           BALANCE SHEET (UNAUDITED)
                               DECEMBER 31, 1997

                                     ASSETS

Current assets:
  Cash and cash equivalents....................................................  $  1,244,414
  Trade accounts receivable, net...............................................     1,117,427
  Inventories, net.............................................................       294,394
  Other receivables............................................................       146,060
  Prepaid expenses and other current assets....................................        60,000
                                                                                 ------------
          Total current assets.................................................     2,862,295
Property and equipment, at cost, net...........................................       131,964
Unamortized debt issuance costs, excluding current portion.....................        31,110
Amounts due from related parties, principally officers.........................        79,500
                                                                                 ------------
                                                                                 $  3,104,869
                                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable.......................................................  $  2,260,185
  Accrued expenses.............................................................       478,082
  Product recall liability.....................................................        59,382
  Deferred revenue.............................................................       201,939
  Loans payable................................................................     1,015,822
                                                                                 ------------
          Total current liabilities............................................     4,015,410
                                                                                 ------------
Convertible debentures.........................................................       313,432
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value. Authorized 10,000,000 shares; 2,000 shares
     of Series A Convertible issued and outstanding............................             2
  Common stock, $.0001 par value. Authorized 75,000,000 shares; 24,085,804
     shares issued and outstanding.............................................         2,409
  Additional paid in capital...................................................    20,630,883
  Accumulated deficit..........................................................   (21,857,267)
                                                                                 ------------
          Total stockholders' equity (deficit).................................    (1,223,973)
                                                                                 ------------
                                                                                 $  3,104,869
                                                                                 ============

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                                       1996            1997
                                                                    -----------     -----------
Net revenues......................................................  $   606,020     $(1,558,042)
Cost of revenues..................................................      133,618          47,587
                                                                    -----------     -----------
          Gross profit (loss).....................................      472,402      (1,605,629)
                                                                    -----------     -----------
Operating expenses:
  Research and development........................................      741,820         173,066
  Marketing and selling...........................................    1,082,731         584,587
  General and administrative......................................      719,066         582,185
                                                                    -----------     -----------
          Total operating expenses................................    2,543,617       1,339,838
                                                                    -----------     -----------
          Operating profit (loss).................................   (2,071,215)     (2,945,467)
Other income (expense):
  Amortization of discount on convertible debentures charged to
     interest expense.............................................           --        (375,017)
  Income from insurance settlement................................      750,000
  Other...........................................................     (271,127)       (458,250)
                                                                    -----------     -----------
          Total other income (expense)............................      478,873        (833,267)
                                                                    -----------     -----------
          Income (loss) before income taxes.......................   (1,592,342)     (3,778,734)
                                                                    ===========     ===========
Income taxes......................................................           --              --
                                                                    -----------     -----------
          Net income (loss).......................................  $(1,592,342)    $(3,778,734)
                                                                    ===========     ===========
Net earnings (loss) per share.....................................  $      (.09)    $      (.16)
                                                                    ===========     ===========
Weighted average number of common shares used in computation of
  net earnings (loss) per share...................................   17,233,344      24,085,804
                                                                    ===========     ===========

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                                       1996            1997
                                                                    -----------     -----------
Net revenues......................................................  $   733,212     $ 1,023,780
Cost of revenues..................................................      145,578         415,014
                                                                     ----------      ----------
     Gross profit.................................................      587,634         608,766
                                                                     ----------      ----------
Operating expenses:
  Research and development........................................    1,209,385         426,748
  Marketing and selling...........................................    1,532,632       1,578,707
  General and administrative......................................    1,201,206       1,031,782
                                                                     ----------      ----------
     Total operating expenses.....................................    3,943,223       3,037,237
                                                                     ----------      ----------
     Operating profit (loss)......................................   (3,355,589)     (2,428,471)
Other income (expense):
  Amortization of discount on convertible debentures charged to
     interest expense.............................................     (621,862)       (433,098)
  Income from insurance settlement................................      750,000              --
  Other...........................................................     (575,113)       (529,212)
                                                                     ----------      ----------
     Total other income (expense).................................     (446,975)       (962,310)
                                                                     ----------      ----------
     Income (loss) before income taxes............................   (3,802,564)     (3,390,781)
Income taxes......................................................           --              --
                                                                     ----------      ----------
     Net income (loss)............................................  $(3,802,564)    $(3,390,781)
                                                                     ==========      ==========
Net earnings (loss) per share.....................................  $      (.22)    $      (.14)
                                                                     ==========      ==========
Weighted average number of common shares used in computation of
  net earnings (loss) per share...................................   17,233,344      24,085,804
                                                                     ==========      ==========

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                                       1996            1997
                                                                    -----------     -----------
Cash flows from operating activities:
  Net income (loss).............................................    $(3,802,564)    $(3,390,781)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Amortization of discount on convertible debentures charged
       to interest expense......................................        621,862         433,098
     Depreciation and amortization..............................        158,783         499,497
     Accrued interest...........................................        593,684         105,960
     Non-cash expense related to the issuance of stock
       options..................................................        195,518              --
     Other......................................................       (157,962)             --
  Changes in operating assets and liabilities:
     Trade accounts receivable..................................        (48,338)      1,986,099
     Other receivables..........................................      2,242,236          74,228
     Income tax refund receivable...............................        336,373              --
     Inventories................................................       (153,093)        607,763
     Prepaid expenses and other current assets..................       (193,958)        144,608
     Note receivable............................................         48,890              --
     Trade accounts payable.....................................        126,481         238,476
     Accrued expenses...........................................     (2,930,978)     (1,367,953)
     Product recall liability...................................     (2,516,601)        (25,618)
     Deferred revenue...........................................             --      (2,323,061)
                                                                    -----------     -----------
          Net cash provided (used) in operating activities......     (5,479,667)     (3,017,684)
                                                                    -----------     -----------
Net cash used in investing activities -- capital expenditures...        (22,037)        (24,172)
                                                                    -----------     -----------
Net cash provided in financing activities:
  Proceeds provided from loan payable...........................             --       1,000,000
  Issuance of common and preferred stock, net...................             --       1,887,148
                                                                    -----------     -----------
     Net cash provided by financing activities..................                      2,887,148
                                                                    -----------     -----------
          Net increase (decrease) in cash and cash
            equivalents.........................................     (5,501,704)       (154,708)
Cash and cash equivalents at beginning of period................     10,027,386       1,399,122
                                                                    -----------     -----------
Cash and cash equivalents at end of period......................    $ 4,525,682     $ 1,244,414
                                                                    ===========     ===========
Supplemental disclosure of non-cash activities:
     Convertible debentures including accrued interest and
       unamortized debt issuance costs converted to equity
       during period............................................    $ 3,892,395

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 1996 AND 1997

(1) BASIS OF PRESENTATION

     The condensed financial statements of Syncronys Softcorp (the "Company") for the three months ended December 31, 1996 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the entire year ending June 30, 1998.

(2) NET EARNINGS (LOSS) PER SHARE

     Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents and convertible debentures have been excluded from the computation for the quarter ended December 31, 1997, as their inclusion would be anti-dilutive.

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

OVERVIEW

     The Company develops, licenses and publishes software products, primarily in the business utility category, designed to make PC's operate more efficiently, effectively and securely. The Company currently has 12 products in the marketplace and others in the development pipeline. Products currently in the market are: (1) RAM Charger 3.0 which adds dynamic memory allocation for the MacIntosh System 7.x; (2) MacAccess 2.0 which enables PCs to read, write and format Mac floppy discs and most common removable media in Windows 3.1x and 95;
(3) WinKrypt, a Windows 95 security program that enables users to lock data, secure e-mail and search for intruders; (4) Burn It!, a file deletion utility for Windows 95 and MacIntosh System 7x; (5) & (6) CD-Speedster (PC)and CD-Speedster (Mac), CD-ROM caching programs for Windows 95 and 3.1x, and MacIntosh System 7x, respectively; (7) Windrenalin, an acceleration launch program for Windows 95; (8) SoftRAM3, a program that monitors system performance, accelerates CD-ROM data access and undertakes dynamic RAM compression for Windows 3.1x; (9) Utility Belt, a bundled product consisting of eight Windows 95 utility software programs, six of which were licensed from other software publishers; (10) EyeCatcher, a Windows 95 program that turns a PC or PC-adapted video camera into a motion-detection security system providing instant, real-time fax, e-mail and telephone "alert" delivery and/or replay of recorded images triggered by custom pre-programmed cues or timing; (11) BigDisk, a disk utility for Windows 95 that allows the PC to read all its hard drives as one big drive and (12) Zipper, a powerful, yet easy-to-use ZIP archive management utility for Windows 95 and Windows NT 4.0.

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

RESULTS OF OPERATIONS

NET REVENUES

                                                                        INCREASE
                                                          FY 1997      (DECREASE)       FY 1998
                                                          --------     ----------     -----------
Net Revenues
  First Six Months......................................  $733,212       40%          $ 1,023,780
  Second Quarter........................................  $606,020     (>100%)        $(1,558,042)

     During FY 1998, the Company's revenues increased because of new product releases including Utility Belt, BigDisk, Eye Catcher and Zipper. Net Revenues for the second quarter of FY 1998 were negative because of substantial additional reserves for sales returns, allowances, and price protections due to lower than anticipated sell-through results. Also, sales for the second quarter of FY 1998 were less than the first quarter of FY 1998 due to the release of only one product, Zipper.

COST OF REVENUES

                                                                           INCREASE
                                                             FY 1997      (DECREASE)     FY 1998
                                                             --------     ----------     --------
Cost of Revenues
  First Six Months.........................................  $145,578      >100%         $415,014
  Percentage of Net Revenues...............................    20%                         41%
  Second Quarter...........................................  $133,618      (65%)         $ 47,588
                                                                  22%                       >100%

     Cost of revenues consists of direct manufacturing costs and royalty expenses for the Company's software products. Cost of revenues as a percentage of net revenues increased to 41% during FY 1998, from 20% in FY 1997, due to the additional reserves (see Net Revenues above). The overall decrease in the cost of revenues during the second quarter of FY 1998 is directly attributable to the decrease in net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

                                                            FY 1997       (DECREASE)     FY 1998
                                                           ----------     ----------     --------
Research and Development Expenses
  First Six Months.......................................  $1,209,385       (65%)        $426,748
  Percentage of Net Revenues.............................       >100%                         42%
  Second Quarter.........................................  $  741,820       (77%)        $173,066
                                                                >100%                       >100%

     Research and development expenses as a percentage of net revenues decreased to 42% during the first six months of FY 1998 because of an increase in net revenues. The decrease in Research and development expenses during the second quarter of FY 1998 is directly attributable to the decrease in revenues.

     In accordance with Statement of Financial Accounting Standards No. 86 (FASB
86), the Company examines the software development costs after technological feasibility has been established to determine if the amounts are significant enough to require capitalization. Through the end of the second quarter of FY 1998, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the period incurred. None of the Company's research and development costs for FY 1997 or 1998 have been borne directly by the Company's customers.

MARKETING AND SELLING EXPENSES

                                                                          INCREASE
                                                           FY 1997       (DECREASE)      FY 1998
                                                          ----------     ----------     ----------
Marketing and Selling Expenses
  First Six Months......................................  $1,532,632       3%           $1,578,707
  Percentage of Net Revenues............................    >100%                         >100%
  Second Quarter........................................  $1,082,731      (46%)         $  584,587
                                                            >100%                         >100%

     Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses remained flat for the first six months of FY 1998 as compared to the first six months of FY 1997. Marketing and selling expenses were significantly less during the second quarter of FY 1998, due to the decrease in revenues for the period.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                             FY 1997     (DECREASE)      FY 1998
                                                            ----------   ----------     ----------
General and Administrative Expenses
First Six Months..........................................  $1,201,206     (15%)        $1,031,782
Percentage of Net Revenues................................    >100%                       >100%
Second Quarter............................................  $  719,066     (19%)        $  582,185
                                                              >100%                       >100%

     General and administrative expenses decreased during the first six months and second quarter of FY 1998 due primarily to cost control measures. Although the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues.

OTHER INCOME (EXPENSE), NET

                                                             FY 1997    (DECREASE)      FY 1998
                                                            ---------   ----------     ---------
Other Income (Expense), Net
  First Six Months........................................  $(446,975)   (>100%)       $(962,310)
  Second Quarter..........................................  $ 478,873    (>100%)       $(833,267)

     Other income and expense for the first six months of FY 1998 consists primarily of (1) the amortization of the related debt issuance costs (2) loss on disposal of the Company's subsidiary, Veritas Technology Solutions, Ltd. and (3) accrued interest on convertible debentures.

NET INCOME (LOSS)

     For the reasons outlined above the Company realized a net loss of $3,390,781 during the first six months of FY 1998 as compared to a net loss of $3,802,564 during the first six months of FY 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1997 was $1,244,414. Cash used in operating activities during the first six months of FY 1998 was $3,017,684. The Company has used its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

     The Company's $1,000,000 loan is due and payable on February 15, 1998. The Company is currently renegotiating the terms of the agreement to extend the payment date.

     The Company has deferred revenues of $201,939 at December 31, 1997 for products under guidelines of Statement of Financial Accounting Standards No. 48, "Revenue Recognition when Right of Return Exists". Management believes that potential return rates and price protection reserves for its products were not yet reasonably estimable based upon information available to the Company at the time the products were initially shipped. The deferred revenue billed is included in trade accounts receivable at December 31, 1997. The Company may recognize as revenue the deferred revenue for its products in future quarters of FY 1998 as information with respect to potential returns and/or price protection requirements, if any, becomes available.

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

PRODUCT DEVELOPMENT

     In addition to the products already in retail distribution, the Company has other new products under development.

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

ITEM 5. OTHER INFORMATION.

DISPOSAL OF SUBSIDIARY SOFTWARE DEVELOPMENT COMPANY

     During the second quarter the Company disposed of its subsidiary, Syncronys, Israel. Formerly known as Veritas Technology Solutions, Ltd. This represented a one-time loss of approximately $440,000 that has been fully recognized in this quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits: None filed with this report

     (b) Reports filed on Form 8-K: During the second quarter of FY 1998, the Company filed one report on Form 8-K: Change In Registrant's Certifying Accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNCRONYS SOFTCORP
                                          (Registrant)

Date: February 13, 1998                            /s/ RAINER POERTNER

                                          --------------------------------------
                                                     Rainer Poertner
                                                 Chief Executive Officer