Form 10QSB
period 1998-03-31
SYNCRONYS SOFTCORP
filed 1998-05-15
CIK 798077

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

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

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 13, 1998 there were 25,360,768 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         TOTAL PAGES IN THIS REPORT: 14
                     NO EXHIBITS ARE FILED WITH THIS REPORT

================================================================================

                               SYNCRONYS SOFTCORP

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements........................................    3
          Balance Sheet...............................................    3
          Statements of Operations
          Three months ended March 31, 1997 and 1998..................    4
          Nine months ended March 31, 1997 and 1998...................    5
          Statements of Cash Flows
          Nine months ended March 31, 1997 and 1998...................    6
          Notes to Financial Statements...............................    7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8

PART II
OTHER INFORMATION AND SIGNATURES
Item 1.   Legal Proceedings...........................................   12
Item 6.   Exhibits and Reports on Form 8-K............................   13
          Signatures..................................................   14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SYNCRONYS SOFTCORP

                                 BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                               MARCH 31,
                                                                  1998
                                                              ------------
Current assets:
  Cash and cash equivalents.................................  $    542,014
  Trade accounts receivable, net............................       231,637
  Inventories, net..........................................       250,372
  Other receivables, net....................................       296,060
  Prepaid expenses and other current assets.................       199,115
                                                              ------------
          Total current assets..............................     1,519,198
Property and equipment, at cost, net........................       118,785
Amounts due from related parties, principally officers......        79,500
                                                              ------------
                                                              $  1,717,483
                                                              ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Trade accounts payable....................................  $  2,580,876
  Accrued expenses..........................................     1,195,401
  Loan payable..............................................     1,043,521
                                                              ------------
          Total current liabilities.........................     4,819,798
                                                              ------------
Convertible debentures......................................       120,077
Stockholders' deficit:
  Preferred stock, $.001 par value. Authorized 10,000,000
     shares; 2,000 shares of Series A Convertible issued and
     outstanding............................................             2
  Common stock, $.0001 par value. Authorized 75,000,000
     shares; 25,360,768 shares issued and outstanding.......         2,536
  Additional paid in capital................................    21,050,756
  Accumulated deficit.......................................   (24,275,686)
                                                              ------------
          Total stockholders' deficit.......................    (3,222,392)
                                                              ------------
                                                              $  1,717,483
                                                              ============

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Net revenues................................................  $ 3,231,415     $  (309,106)
Cost of revenues............................................      881,083          58,693
                                                              -----------     -----------
          Gross profit (loss)...............................    2,350,332        (367,799)
                                                              -----------     -----------
Operating expenses:
  Research and development..................................      527,367         135,638
  Marketing and selling.....................................      878,145       1,072,270
  General and administrative................................      705,215         788,176
                                                              -----------     -----------
          Total operating expenses..........................    2,110,727       1,996,084
                                                              -----------     -----------
          Operating profit (loss)...........................      239,605      (2,363,883)
Other income (expense):
  Interest income...........................................       39,042           9,394
  Interest expense..........................................     (178,201)        (34,344)
  Amortization of discount on convertible debentures charged
     to interest expense....................................           --         (31,110)
  Other.....................................................      290,422           1,524
                                                              -----------     -----------
          Total other income (expense)......................      151,263         (54,536)
                                                              -----------     -----------
          Income (loss) before income taxes.................      390,868      (2,418,419)
Income taxes................................................           --              --
                                                              -----------     -----------
          Net income (loss).................................  $   390,868     $(2,418,419)
                                                              ===========     ===========
Basic and diluted net earnings (loss) per share.............  $       .02     $      (.09)
                                                              ===========     ===========
Number of common shares used in computation of net earnings
  (loss) per share..........................................   19,307,892      25,360,768
                                                              ===========     ===========

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Net revenues................................................  $ 3,964,627     $   714,674
Cost of revenues............................................    1,026,661         473,707
                                                              -----------     -----------
Gross profit................................................    2,937,966         240,967
                                                              -----------     -----------
Operating expenses:
  Research and development..................................    1,736,752         562,386
  Marketing and selling.....................................    2,410,777       2,650,977
  General and administrative................................    1,906,421       1,819,958
                                                              -----------     -----------
          Total operating expenses..........................    6,053,950       5,033,321
                                                              -----------     -----------
          Operating loss....................................   (3,115,984)     (4,792,354)
Other income (expense):
  Interest income...........................................      193,457          42,913
  Interest expense..........................................     (771,885)       (140,304)
  Amortization of discount on convertible debentures charged
     to interest expense....................................     (621,862)       (464,208)
  Income from insurance settlement..........................      750,000              --
  Write-off of investment in Veritas Technology Solutions,
     Ltd....................................................           --        (456,771)
  Other.....................................................      154,578           1,524
                                                              -----------     -----------
          Total other expense...............................     (295,712)     (1,016,846)
                                                              -----------     -----------
          Loss before income taxes..........................   (3,411,696)     (5,809,200)
Income taxes................................................           --              --
                                                              -----------     -----------
          Net loss..........................................  $(3,411,696)    $(5,809,200)
                                                              ===========     ===========
Basic and diluted net loss per share........................  $      (.18)    $      (.23)
                                                              ===========     ===========
Number of common shares used in computation of net loss per
  share.....................................................   19,307,892      25,360,768
                                                              ===========     ===========

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................  $(3,411,696)    $(5,809,200)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization of discount on convertible debentures
      charged to interest expense...........................      621,862         464,208
     Depreciation and amortization..........................      241,035          54,801
     Accrued interest.......................................      771,886         140,304
     Non-cash expense related to the issuance of stock
      options...............................................      238,670              --
     Write-off of investment in Veritas Technology
      Solutions, Ltd........................................           --         456,771
  Changes in operating assets and liabilities:
     Trade accounts receivable..............................   (3,026,810)      2,871,889
     Other receivables......................................    2,276,736         (75,772)
     Income tax refund receivable...........................      903,112              --
     Inventories............................................     (252,839)        651,785
     Prepaid expenses and other current assets..............      (46,085)          5,493
     Trade accounts payable.................................      537,368         559,167
     Accrued expenses.......................................   (2,351,543)       (650,635)
     Product recall liability...............................   (2,961,757)        (85,000)
     Deferred revenue.......................................           --      (2,525,000)
                                                              -----------     -----------
          Net cash used in operating activities.............   (6,460,061)     (3,941,189)
                                                              -----------     -----------
Net cash used in investing activities -- capital
  expenditures..............................................      (53,947)        (23,067)
                                                              -----------     -----------
Net cash provided by financing activities:
  Proceeds provided from loan payable.......................           --       1,000,000
  Issuance of common stock, net.............................           --       2,107,148
                                                              -----------     -----------
     Net cash provided by financing activities..............           --       3,107,148
                                                              -----------     -----------
          Net decrease in cash and cash equivalents.........   (6,514,008)       (857,108)
Cash and cash equivalents at beginning of period............   10,027,386       1,399,122
                                                              -----------     -----------
Cash and cash equivalents at end of period..................  $ 3,513,378     $   542,014
                                                              ===========     ===========
Supplemental disclosure of non-cash activities:
       Convertible debentures including accrued interest
        converted to equity during period...................  $ 5,216,344     $ 1,634,178
       Acquisition of Veritas Technology Solutions Ltd. -- a
        stock for stock purchase recorded at the fair market
        value of shares issued on the date of issuance......      400,000              --

                See accompanying notes to financial statements.

                               SYNCRONYS SOFTCORP

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            MARCH 31, 1997 AND 1998

 1. BASIS OF PRESENTATION

     The accompanying interim financial statements of Syncronys Softcorp (the "Company") at March 31, 1998 and for the three and nine months ended March 31, 1997 and 1998 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, principally the write-off of $832,984 of accounts receivable that may not be collected due to sales returns and price protection allowed, which adjustments are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been either condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1997. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending June 30, 1998.

 2. BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

     Basic and diluted net earnings (loss) per share is based on the number of common shares outstanding during each period. Common stock equivalents and convertible debentures have been excluded from the computation for the quarters ended March 31, 1998 and 1997, as their inclusion would be anti-dilutive.

 3. LEGAL PROCEEDINGS

     Part II of this report includes discussion of legal proceedings pertinent to these financial statements.

 4. ABILITY TO CONTINUE AS A GOING CONCERN

     The Company's auditors issued a report on the financial statements for the year ended June 30, 1997 which contained an explanatory paragraph referencing their concerns over the Company's ability to continue as a going concern. As discussed in note 2 to those financial statements, the Company has suffered recurring losses from operations, generated negative cash flows, and has a stockholders' deficiency at June 30, 1997. These matters raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 5. SALE OF SUBSIDIARY

     The Company disposed of Veritas Technology Solutions, Ltd. ("Veritas"), its wholly-owned development subsidiary in December 1997, by conveying its shareholding to the former shareholders of Veritas. The write-off of this investment resulted in an expense of $456,771.

 6. YEAR 2000

     The Company already has installed Year 2000 compliant software. The Company presently believes that the Year 2000 issue will not pose operational problems. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if unforeseen needs or problems arise.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

     The Company licenses, develops and publishes software products. Products currently in the market are: BigDisk, a disk utility program for Windows 95 that manages multiple hard and logical drives; Zipper, a disk utility program for Windows 95 and NT that zips and unzips files and email attachments; Windrenalin, a disk utility program for Windows 95 that accelerates the launching of applications; and EyeCatcher, a motion-detection program for Windows 95 that detects and records activity and communicates that activity via fax, email and telephone "alerts". The Company has sunset all of its remaining products. These products include MacIntosh or PC/MacIntosh compatability products (RAM Charger, CD-Speedster-Mac and MacAccess), encryption/security products (WinKrypt and Burn It!), performance/monitoring products (CD-Speedster-PC and SoftRAM3) and compilation products (Utility Belt).

     The Company's development model is to license technology from independent development firms on a royalty basis. A number of products are currently under development under this model. The Company believes that this model provides it with competitive advantages of enabling the Company to reduce development costs, access a broader range of independent developers worldwide, and be more responsive to rapidly changing industry trends. This model, however, could result in lower profit margins due to payment of royalties to independent development firms.

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

     Accordingly, the Company's revenues are difficult to forecast and may vary significantly from quarter to quarter. In addition the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors, any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

     While the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and such new products and/or current products gain market acceptance. However, there can be no assurance that new products will be released by the Company or, if released, that such releases will be on a timely basis; or that any products will achieve any degree of market acceptance; or that such acceptance will be sustained for any significant period; or that they will be profitable; or that profitability, if any, can be sustained. Failure to complete new products on a timely basis, or lack of demand for products upon completion and distribution, would have a severe, material adverse effect upon the Company.

RESULTS OF OPERATIONS

  Net Revenues

                                                   FY 1997      (DECREASE)     FY 1998
                                                  ----------    ----------    ---------
Net Revenues...............  First Nine Months    $3,964,627        (82)%     $ 714,674
                             Third Quarter         3,231,415      >(100)%      (309,106)

     During FY 1998, the Company's revenues decreased due to lower overall volume, despite new product releases, which included Utility Belt, BigDisk, EyeCatcher and Zipper. Net Revenues for the third quarter of FY 1998 were negative because of substantial additional reserves for sales returns, allowances, and price protection due to lower than anticipated sell-through results.

  Cost of Revenues

                                                      FY 1997      (DECREASE)    FY 1998
                                                     ----------    ----------    --------
Cost of Revenues..............  First Nine Months    $1,026,661      (54)%       $473,707
Percentage of Net Revenues....                               26%                       66%
                                Third Quarter           881,083      (93)%         58,693
                                                             27%                      n/a

     Cost of revenues consists of direct manufacturing costs and royalty expenses for the Company's software products. Cost of revenues as a percentage of net revenues increased to 66% during FY 1998, from 26% in FY 1997, due to the additional reserves (see Net Revenues above). The overall decrease in the cost of revenues during the third quarter of FY 1998 is directly attributable to the decrease in revenues.

  Research and Development Expenses

                                                      FY 1997      (DECREASE)    FY 1998
                                                     ----------    ----------    --------
Research and Development
  Expenses....................  First Nine Months    $1,736,752      (68)%       $562,386
Percentage of Net Revenues....                               44%                       79%
                                Third Quarter           527,367      (74)%        135,638
                                                             16%                      n/a

     Research and development expenditures decreased significantly during the first nine months and third quarter of FY 1998 compared with the same periods during FY 1997. This is attributable to cost control measures and the Company's development model of licensing technology from independent development firms on a royalty basis.

     In accordance with Statement of Financial Accounting Standards No. 86 (FASB
86), the Company examines the software development costs after technological feasibility has been established to determine whether the amounts are significant enough to require capitalization. Through the end of the third quarter of FY 1998, these amounts have not been deemed significant, and substantially all software development costs have been expensed in the periods incurred. None of the Company's research and development costs for FY 1997 or 1998 has been borne directly by the Company's customers.

  Marketing and Selling Expenses

                                                        FY 1997      INCREASE    FY 1998
                                                       ----------    --------   ----------
Marketing and Selling             First Nine Months    $2,410,777       10%     $2,650,977
  Expenses......................
Percentage of Net Revenues......                               61%                    >100%
                                  Third Quarter           878,145       22%      1,072,270
                                                               27%                     n/a

     Marketing and selling expenses are comprised mainly of salaries and commissions, advertising and promotions, trade shows, and customer service and technical support expenses. Marketing and selling expenses increased during both the first nine months and third quarter of FY 1998, despite the positive effects of the cost control measures that have been put in place, because of the increased costs of upgrading the Company's marketing organization and, in the third quarter of FY 1998, the introduction of a cash rebate program for a recent product. It is not anticipated that cash rebates will be a recurring business practice.

  General and Administrative Expenses

                                                                  INCREASE
                                                    FY 1997      (DECREASE)     FY 1998
                                                   ----------    ----------    ----------
General and Administrative
  Expenses..................  First Nine Months    $1,906,421        (5)%      $1,819,958
Percentage of Net
  Revenues..................                               48%                       >100%
                              Third Quarter           705,215        12%          788,176
                                                           22%                        n/a

     General and administrative expenses remained relatively constant during the first nine months and third quarter of FY 1998 compared with the same periods in FY 1997. Although the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is continuing its efforts to adjust spending in relation to the expected net revenues.

  Other Income (Expense), Net

                                                  FY 1997     (DECREASE)      FY 1998
                                                 ---------    ----------    -----------
Other Income (Expense),
  Net.....................  First Nine Months    $(295,712)     >(100)%     $(1,016,846)
                            Third Quarter          151,263      >(100)%         (54,536)

     Other income and expense for the first nine months of FY 1998 consists primarily of (1) the amortization of the related debt issuance costs (2) loss on disposal of the Company's subsidiary, Veritas Technology Solutions, Ltd. and (3) accrued interest on convertible debentures. Other income and expense for the third quarter of FY 1998 consists primarily of the amortization of the related debt issuance costs and accrued interest on convertible debentures.

  Net Loss

     For the reasons outlined above, the Company realized a net loss of $5,809,200 during the first nine months of FY 1998 as compared to a net loss of $3,411,696 during the first nine months of FY 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 1998 was $542,014. Cash used in operating activities during the first nine months of FY 1998 was $3,941,189. The Company has used its working capital to finance ongoing operations and the development and marketing of its software products. Additionally, the Company evaluates from time to time acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

     The Company's $1,000,000 loan has been extended and is currently due and payable on September 30, 1998.

     The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company evaluates its liquidity and capital needs on a continuous basis and, based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Should there be any significant delays in the release of new products or should the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

PRODUCT DEVELOPMENT

     The Company's development model is to license technology from independent development firms on a royalty basis. A number of products are currently under development under this model. This model could result in lower profit margins due to the payment of royalties to independent development firms. Further, there can be no assurance that the Company will release any of the products currently under development or that, if released, that such release will be on a timely basis. Nor can there be any assurance that any products will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. There can be no assurance that a market will develop for the Company's products, or that, if a market does develop, that such products will be profitable or that profitability, if attained, can be sustained. Failure to complete on a timely basis, or lack of demand for existing or new products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe.

     The Company depends on the successful development of new products, including both new titles and the adaptation of existing titles to new platforms and technologies to expand its product offerings and to augment revenues from products introduced in prior years that have declined in revenue prospects. The Company also depends on upgrades of its current products to lengthen their respective life cycles. As well, the Company must also maintain good relations with PC platform, operating system and peripheral equipment vendors to enable it to develop and market competitive software products. Finally, the Company must continually anticipate and adapt its products to emerging personal computer platforms and environments. If the Company's products become outdated and lose market share, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected.

     The length of time required to develop the Company's products and product upgrades typically ranges from six to 24 months, as is common in the software industry. The Company has, as is common in the industry, experienced delays in the planned release of new products or product upgrades from one to 12 months as a result of development completion delays, and product testing and quality assurance. There can be no assurance that such delays from the planned product release dates will not occur in the future. Additionally, there can be no assurance that the Company will be able to release new products on schedule or that such new products, if released, will achieve market acceptance. If a product's release is delayed, it may miss an important selling season and the Company's expected return on its investment in the product could be materially delayed or diminished. There can be no assurance that any of the Company's new products will be free from defects, or that any such defects will not result in a material adverse effect upon the Company's business, operating results and financial condition.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 1997, the New York Attorney General's Office sent two letters inquiring whether the Company could substantiate advertising claims made with respect to its Windrenalin and CD-Speedster-PC products. The Company has responded to such inquiries and believes that the performance of these products supports its advertising claims. There can be no assurance, however, that this matter will be resolved, or if resolved, will be resolved in a manner favorable to the Company.

     In September 1997, the Company and an officer were named as defendants in an action commenced by PowerPro Software, Inc. ("PowerPro") in the California Superior Court for the County of Santa Clara seeking compensatory and consequential damages, punitive and exemplary damages, interest, declaratory relief as to royalties and vesting of options and mandatory relief arising from a software license agreement between it and the Company. This action was settled in February 1998, pursuant to which the Company paid PowerPro $15,000 and the parties agreed to a royalty accounting.

     In October 1997, the Company was named as a defendant in an action commenced by Bindco Corporation ("Bindco") in the California Superior Court for the County of San Mateo seeking compensatory and punitive damages, interest, attorneys fees and other costs relating to purchase orders and invoices issued between the Company and Bindco. The Company filed a counterclaim for damages against Bindco. The parties entered into a settlement agreement which the Company was unable to perform. Bindco is seeking leave to amend its complaint to claim damages for breach of that agreement. The parties are currently in settlement negotiations. There can be no assurance, however, that this matter will be resolved, or if resolved, will be resolved in a manner favorable to the Company.

     In February 1998, the Company was named as a defendant in an action commenced by CMP Media Inc. ("CMP") in the Superior Court of California, County of Los Angeles Central District for payment of invoices between the Company and CMP together with interest, attorneys fees and other costs. This action was settled in May 1998, pursuant to which the Company will pay CMP approximately $178,000 over twelve months, which liability has been accrued.

     In February 1998, the Company was named as a defendant in an action commenced by International Data Group, Inc. ("IDG") in the Superior Court of California, County of Los Angeles Central District for payment of invoices between the Company and IDG together with interest, attorneys fees and other costs. This action was settled in May 1998, pursuant to which the Company will pay IDG approximately $228,000 over twelve months, which liability has been accrued.

     In March 1998, the Company was named as a defendant in an action commenced by Network Associates, Inc. ("NAI") in the California Superior Court for the County of Los Angeles seeking damages, interest, attorneys fees and other costs relating to royalties on NAI products included within the Utility Belt compilation product published by the Company. The parties have agreed in prinicple to a settlement and are currently finalizing settlement papers. The terms of this settlement provide that Syncronys will pay NAI $150,000 over three months, which liability has been accrued.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

     None filed with this report.

     (b) REPORTS FILED ON FORM 8-K:

     None filed with this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNCRONYS SOFTCORP
                                             (Registrant)

                                          /s/  RAINER POERTNER

                                          --------------------------------------
                                          Rainer Poertner
                                          Chief Executive Officer

Date: May 15, 1998